Form 10KSB40
period 2001-12-31
PHSB FINANCIAL CORP
filed 2002-03-28
CIK 1158026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                    December 31, 2001
                          ------------------------------------------------

                                     - or -

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    ---------------------

Commission File Number 0-33419

                           PHSB Financial Corporation
           ------------------------------ ---------------------------
           (Name of Small Business Issuer as specified in its Charter)

             Pennsylvania                                       25-1894708
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

744 Shenango Road, Beaver Falls, Pennsylvania                      15010
----------------------------------------------               -------------------
(Address of Principal Executive Offices)                          Zip Code

Registrant's telephone number, including area code:     (724) 846-7300
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:     None
                                                                      ----------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.10 per share
                     ---------------------------------------
                                (Title of class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X}

         State issuer's revenues for its most recent fiscal year.  $20,324,471

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market, on March 1, 2002, was $47.1 million.

         As of March 1, 2002 there were 3,497,110 shares issued and outstanding of the Registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2001. (Part III)

Forward-Looking Statements

         PHSB Financial Corporation (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

         The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                                     PART I

Item 1.  Description of Business

General

         On July 9, 1997, the Bank reorganized from a Pennsylvania mutual savings bank into a mutual holding company structure and formed PHS Bancorp, M.H.C. As part of the reorganization, the Bank became a Pennsylvania chartered stock savings bank and issued shares in a public offering to certain of its depositors and to PHS Bancorp, M.H.C. Additionally, on November 9, 1998, the Bank reorganized into a stock holding company and formed PHS Bancorp, Inc. As part of this reorganization, the Bank's public shareholders and PHS Bancorp, M.H.C. exchanged their shares of common stock for PHS Bancorp, Inc. shares of common stock.

         On December 20, 2001, the Company completed its stock offering in connection with the conversion and reorganization of the Bank and its holding company, PHS Bancorp, Inc., from the mutual holding company form of organization to a full stock company. As part of the conversion and reorganization, the shares formerly held by PHS Bancorp, M.H.C. were cancelled and the Company sold

2,201,191 new shares to the public and the shares held by stockholders of PHS Bancorp, Inc. were exchanged for 1,295,918 shares of the Company.

         The Company conducts no significant business of its own other than holding all the outstanding stock of the Bank. The Company principally operates through its main office, nine branch offices and an administrative office located throughout Beaver and Lawrence Counties, Pennsylvania. The Company is primarily engaged in the business of attracting deposits from the general public and offering traditional mortgage loan products, commercial loans and consumer loans, which primarily consist of automobile loans. As a result, references to the Company throughout this document generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

Competition

         The Company is one of the many financial institutions servicing its market area which consists of the counties of Beaver, Lawrence, Allegheny and Butler, Pennsylvania. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market
conditions  and  comes  from  other  insured  financial   institutions  such  as
commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

                                                                          At December 31,
                                 --------------------------------------------------------------------------------------------------
                                        2001                  2000               1999                1998                1997
                                 ------------------   -----------------  -------------------- ------------------  -----------------
                                     $          %        $          %        $           %        $         %        $          %
                                 ---------   ------   --------    -----  --------     ------- ---------   ------  --------   ------
                                                                           (In thousands)
Mortgage loans:
  One-to-four family (1)            61,093    43.94     57,999    44.58    53,184       44.62    49,084    48.88    45,108    44.94
  Multi-family                         232     0.17        308      .24       388         .33       554      .55       217      .22
  Construction                       3,999     2.88      1,778     1.37     1,614        1.36       326      .32       304      .30
  Commercial                           850     0.61        481      .37       541         .45       941      .94     1,378     1.37
                                 ---------   ------   --------    -----  --------     ------- ---------   ------  --------   ------

Total Mortgage loans                66,174    47.60     60,566    46.56    55,727       46.76    50,905    50.69    47,007    46.83
Commercial loans                    11,571     8.32      9,815     7.54     4,728        3.97     3,617     3.60     2,464     2.46
Consumer loans:
  Automobile                        49,021    35.26     48,361    37.18    48,026       40.29    36,618    36.47    39,569    39.42
  Consumer credit line               6,217     4.47      6,130     4.71     5,547        4.65     5,288     5.27     5,468     5.45
  Other(2)                           6,054     4.35      5,216     4.01     5,161        4.33     3,990     3.97     5,859     5.84
                                 ---------   ------   --------    -----  --------     ------- ---------   ------  --------   ------
Total Consumer loans                61,292    44.08     59,707    45.90    58,734       49.27    45,896    45.71    50,896    50.71

  Total loans                      139,037   100.00%   130,088   100.00%  119,189      100.00%  100,418   100.00%  100,367   100.00%
                                             ======              ======                ======             ======             ======
Less:
  Loans in process                   2,221               1,204                707                   219                370
  Deferred loan fees               (1,691)              (1,588)            (1,623)               (1,002)            (1,088)
  Allowance for losses on loans      1,506               1,455              1,360                 1,287              1,394
                                  --------            --------           --------               -------            -------
    Total loans, net              $137,001            $129,017           $118,745               $99,914            $99,691
                                  ========            ========           ========               =======            =======

---------------
(1)  Includes home equity and junior lien mortgage loans.
(2) Consists primarily of student loans held for sale and secured and unsecured personal loans.

         Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2001. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $57.8 million for the year ended December 31, 2001. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                   Due        Due after
                                  within      1 through    Due after
                                  1 year       5 years      5 years       Total
                                 --------     --------     --------     --------
                                                 (In thousands)
One-to-four family .........     $    442     $  7,826     $ 56,824     $ 65,092
Other mortgage loans .......            -          419          663        1,082
Commercial .................          464        5,490        5,617       11,571
Consumer ...................        7,573       43,427       10,292       61,292
                                 --------     --------     --------     --------
Total ......................     $  8,479     $ 57,162     $ 73,396     $139,037
                                 ========     ========     ========     ========

         The following table sets forth as of December 31, 2001, the dollar amount of all loans due after December 31, 2002, based upon fixed rates of interest or floating or adjustable interest rates.

                                                        Floating or
                                                        Adjustable
                                       Fixed Rates         Rates         Total
                                       -----------         -----         -----
                                                      (In thousands)

One-to-four family ................       $ 63,449       $  1,201       $ 64,650
Other mortgage loans ..............          1,082              -          1,082
Commercial ........................          8,255          2,852         11,107
Consumer ..........................         50,441          3,278         53,719
                                          --------       --------       --------
    Total .........................       $123,227       $  7,331       $130,558
                                          ========       ========       ========

         One-to-Four Family Loans. The Company originates one-to-four family loans with fixed rates of interest for terms of 15 to 30 years and also offers a one-year adjustable rate loan with an interest rate indexed to the one-year Treasury, with a cap on interest rate increases of 2% per year and 6% over the life of the loan. The original contractual loan repayment period on residential mortgage loans generally average 20 years. However, the average life based upon the Company's experience has been approximately 10 to 12 years.

         Pursuant to underwriting guidelines adopted by the Board of Directors the Company's maximum loan to value ratio is 95% of the lower of sales price or appraised value. Private mortgage insurance must be obtained on all residential loans for which loan-to-value ratios exceed 80%. Property appraisals on the real estate and improvements securing single-family residential loans are made by a qualified independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Company obtains title insurance policies on all first mortgage real estate loans originated.

         The majority of the Company's one- to-four family residential loans are underwritten in accordance with Freddie Mac or Fannie Mae guidelines to facilitate their sale in the secondary market (although the Company usually retains residential mortgages for portfolio). Substantially all of the Company's residential mortgages include "due on sale" clauses, which are provisions giving the Company the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Included in the Company's one- to- four family loan portfolio are home equity loans and second mortgage loans. Home equity and second mortgage loans are generally fixed rate with interest rates based on market rates. In most instances, the Company holds the first lien on a second mortgage. At December 31, 2001, such loans totaled $8.6 million, or 14.1% of the Company's one-to-four family portfolio.

         Multi-Family Residential Real Estate. Multi-family residential real estate loans are permanent loans primarily secured by apartment buildings. Multi-family residential real estate loans can be originated in amounts up to 75% of the appraised value of the mortgaged property. The Company makes both adjustable and fixed-rate multi-family residential real estate loans. The adjustable rate loans have terms of up to 15 years, the rate of interest is tied to the Wall Street Journal prime rate.

         Construction. The Company will occasionally originate loans to finance the construction of one- to four-family residences. Constructions loans typically are originated directly to the owners of pre-sold single-family houses that are being built, and generally convert to a permanent loan upon completion of construction. Construction loans require payment of interest only during the construction period and are offered at rates comparable to the Company's one- to four-family permanent mortgage loan rates.

         Commercial Real Estate. Commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, and other non-residential buildings. Essentially all originated commercial real estate loans are within the Bank's market area. Commercial real estate loans can be originated in amounts up to 75% of the appraised value of the mortgaged property. The Company makes both adjustable and fixed-rate commercial real estate loans. Commercial real estate loans are primarily adjustable rate loans with terms of up to 15 years, with the rate tied to the Wall Street Journal prime rate.

         Commercial Loans. Commercial loans generally are deemed to entail significantly greater risk than that which is involved with real estate lending. The repayment of commercial loans typically is dependent on the successful operations and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

         Commercial loans are generally provided to various types of closely-held businesses located principally in the Company's primary market area. The Company's business loans may be structured as term loans or as revolving lines of credit. Commercial loans generally have terms of seven years or less and interest rates which are fixed or float in accordance with the prime rate. Commercial loans generally are secured by equipment, machinery or other corporate assets and the Company generally obtains personal guarantees from the principals of the borrower.

         Consumer Loans. Consumer loans primarily consist of indirect automobile loans. Indirect automobile loans are generally originated with terms of up to 6 years depending on the age of the automobiles. Indirect automobile loans are underwritten by the Registrant and a fee is remitted to the automobile dealer upon the successful underwriting and closing of the loan. The fee is rebated to the Company, on a pro rata basis, if the loan is repaid within the first six months. The Company generally does not have recourse against the automobile dealer in the event of a default by the borrower. Each indirect auto loan is originated in accordance with the Company's underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. Indirect automobile loans are secured by the new or used automobile. Loans secured by assets that depreciate rapidly, such as automobiles, are generally considered to entail greater risks than one-to- four family residential loans.

         The Company's other consumer loans include credit card loans, student loans, and secured and unsecured personal loans. Secured consumer loans are generally collateralized by secondary liens on real estate. Unsecured consumer loans are only made up to $20,000.

         Loan Solicitation and Processing. The Company's primary source of mortgage loan applications is referrals from existing or past customers. The Company also solicits loan applications from real estate brokers, contractors, and call-ins and walk-ins to its offices. The Company advertises in local newspapers for first mortgage and home equity loans.

         Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, the Bank's loan officers analyze the loan applications and the property involved. All residential, home equity, multi-family, construction and commercial real estate loans are processed at the Company's main office by the Company's loan servicing department. The Board of Directors approves all loans over $50,000.

         Loan applicants are promptly notified of the decision of the Company by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged to the Company, tax escrow and the notice of requirement of insurance coverage to be maintained to protect the Company's interest. The Company requires title insurance on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan.

         Loan Commitments. The Company, generally grants commitments to fund fixed-rate single-family mortgage loans for periods of up to 90 days at a specified term and interest rate. At December 31, 2001, total aggregate commitments to extend credit were $29.4 million.

Non-performing Loans and Problem Assets

         Loan Delinquencies. When a mortgage loan becomes 15 days past due, a notice of nonpayment is sent to the borrower. If such payment is not received within 15 days after the initial notice has been sent, an additional notice of nonpayment is sent to the borrower. After 60 days, if payment is still delinquent, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, foreclosure proceedings will be initiated. The customer will be notified when foreclosure is commenced.

         Loans are reviewed on a monthly basis and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in the Company's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Non-performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $61,000 for the year ended December 31, 2001, of which $24,000 was collected.

                                                         At December 31,
                                             --------------------------------------
                                              2001    2000    1999    1998    1997
                                              ----    ----    ----    ----    ----
                                                        (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
 One- to -four family .....................   $182    $201    $214    $204    $347
  All other mortgage loans ................     --      --      --      --      --
Non-mortgage loans:
  Commercial ..............................    169     206      --      20      33
  Consumer ................................    186     175     210     168     377
                                              ----    ----    ----    ----    ----
Total .....................................   $537    $582    $424    $392    $757
                                              ----    ----    ----    ----    ----
Accruing loans which are contractually
 past due 90 days or more:
Mortgage loans:
  One- to -four family ....................   $ --    $ --    $ --    $ 10    $ 61
  All other mortgage loans ................     --      --      --      --      --
Non-mortgage loans:
  Commercial ..............................     --      --      --      --      --
  Consumer ................................     56      83      73     125      52
                                              ----    ----    ----    ----    ----
Total .....................................   $ 56    $ 83    $ 73    $135    $113
                                              ----    ----    ----    ----    ----
Total non-performing loans ................   $593    $665    $497    $527    $870
Real estate owned .........................   $ --    $ --    $ --    $ --    $ 33
                                              ----    ----    ----    ----    ----
Total non-performing assets ...............   $593    $665    $497    $527    $903
                                              ====    ====    ====    ====    ====
Total non-performing loans to total loans .   0.43%   0.51%   0.42%   0.52%   0.87%
                                              ====    ====    ====    ====    ====
Total non-performing loans to total assets    0.19%   0.25%   0.19%   0.22%   0.40%
                                              ====    ====    ====    ====    ====

         Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful management is required to establish a general valuation reserve for loan losses in an amount that is deemed prudent. General allowances represent loss allowances which have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off.

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the company will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," "highly questionable and improbable," on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the company to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention" by management. In addition, each loan that exceeds $500,000 and each group of loans to one borrower that exceeds $500,000 is monitored more closely due to the potentially greater losses from such loans.

         Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

         The following table sets forth the Company's classified assets in accordance with its classification system.

                                     At December 31, 2001
                                     --------------------
                                        (In thousands)
Special Mention                             $  576
Substandard                                    842
Doubtful                                        30
Loss                                            --
                                            ------
                                            $1,448
                                            ======

         Allowance for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

         The allowance for loan losses is based upon management's quarterly review of the loan portfolio. The purposes of the review is to assess loan quality, analyze delinquencies, evaluate potential charge-offs, and identify potential problem loans. Commercial mortgage loans are selected for individual review based upon delinquency status or larger balance loans. Consumer loans are generally reviewed in the aggregate as they are of relative small dollar amounts and homogeneous in nature. Individual loans reviewed are assigned classifications based upon the borrowers delinquency status and payment history, the overall risk of the loan, financial capacity of the borrower, the collateral securing the loan, overall economic conditions in the market, and consideration to examinations given by regulatory authorities.

         To determine the allowance and corresponding provision, the amount required based upon loans which have been internally classified as a result of the review is first determined. In addition, an allocation of non-classified loans is determined based upon historical loss percentages and overall economic conditions in the market. These amounts are combined to determine the level of the allowance necessary to absorb losses within the entire loan portfolio which consists of loans made primarily within the Company's primary market area of southwestern Pennsylvania.

         The historical loss experience model that is used to establish the loan loss factors for both classified and non-classified loans is designed to be self-correcting by taking into account our recent loss experience. Pooled loan loss factors are adjusted quarterly, if necessary, based upon the level of net charge-offs expected by management. Furthermore, the Company's methodology permits adjustments to any loss factor used in the computation of the allowance in the event that, in management's judgement, significant conditions which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors.

         The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth certain information regarding the Company's allowances for loan losses at the dates indicated.

                                                       For the Year Ended December 31,
                                         --------------------------------------------------------
                                           2001        2000        1999        1998        1997
                                         --------    --------    --------    --------    --------
                                                              (In thousands)

Total loans outstanding ..............   $139,037    $130,088    $119,189    $100,418    $100,367
                                         ========    ========    ========    ========    ========
Average loans outstanding ............   $131,878    $125,964    $111,050    $ 99,253    $ 99,594
                                         ========    ========    ========    ========    ========
Allowance balance (at beginning of
  period) ............................   $  1,455    $  1,360    $  1,287    $  1,394    $  1,434
Provision for loan losses ............        520         555         410         365         555
Charge-offs:
  Mortgage loans (except
    commercial) ......................          -           8          15          23         119
  Commercial mortgages ...............          -           -           -           -           -
  Commercial .........................          -           -           -           9           -
  Consumer ...........................        498         503         373         495         533
                                         --------    --------    --------    --------    --------
     Sub-total .......................        498         511         388         527         652
                                         --------    --------    --------    --------    --------
Recoveries
   Mortgage loans (except
     commercial) .....................          -           1           1          12           8
   Commercial mortgage loans .........          -           -           -           -           6
   Commercial ........................          -           -           -           -           -
   Consumer ..........................         29          50          50          43          43
                                         --------    --------    --------    --------    --------
     Sub-total .......................         29          51          51          55          57
                                         --------    --------    --------    --------    --------
Net loans charged-off ................        469         460         337         472         595
                                         --------    --------    --------    --------    --------
Allowance balance, at end of period ..   $  1,506    $  1,455    $  1,360    $  1,287    $  1,394
                                         ========    ========    ========    ========    ========
Allowance for loan losses as a percent
  of total loans outstanding .........       1.08%       1.12%       1.14%       1.28%       1.39%
                                         ========    ========    ========    ========    ========
Net loans charged-off as a percent of
  average loans outstanding ..........       0.36%       0.37%       0.30%       0.48%       0.60%
                                         ========    ========    ========    ========    ========

Allocation of Allowance for Loan Losses

         The following table sets forth the breakdown of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowances to absorb losses in any category.

                                                                   At December 31,
                   -----------------------------------------------------------------------------------------------------------------
                         2001                  2000                   1999                   1998                   1997
                   ----------------------  ---------------------  ---------------------  --------------------- ---------------------
                           % of loans in          % of loans in          % of loans in          % of loans in         % of loans in
                           each category          each category          each category          each category         each category
                   Amount  to total loans  Amount to total loans  Amount to total loans  Amount to total loans Amount to total loans
                   ------  --------------  ------ --------------  ------ --------------  ------ -------------- ------ --------------
                                                                  (In thousands)
Mortgage loans...  $  259     47.60%        $ 260       46.56%     $ 266       46.76%     $ 285     50.69%     $ 397       46.83%
Commercial
  loans and
  lease..
  financing
  receivables....     282      8.32           197        7.54        122        3.97         72       3.60        71        2.46

Consumer loans...     965     44.08           998       45.90        972       49.27        930      45.71       926       50.71
                   ------    ------        ------      ------     ------      ------     ------     ------    ------      ------
                   $1,506    100.00%       $1,455      100.00%    $1,360      100.00%    $1,287     100.00%   $1,394      100.00%
                   ======    ======        ======      ======     ======      ======     ======     ======    ======      ======

Investment Activities

         The Bank is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during its regular examinations. The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities.

         Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At December 31, 2001, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder's equity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2001, Company had securities classified as "held to maturity" and "available for sale" in the amount of $56.4 million and $77.5 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2001, the Company's securities available for sale had an amortized cost of $76.2 million and market value of $77.5 million. The changes in market value in the Company's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Company's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2001, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) investment grade corporate bonds and commercial paper, (viii) real estate mortgage investment conduits, and (ix) equity securities. The Board of Directors may authorize additional investments.

         As a source of liquidity and to supplement Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include Freddie Mac, Ginnie Mae, and Fannie Mae.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by Freddie Mac, Ginnie Mae, and Fannie Mae make up a majority of the pass-through certificates market.

         The Company also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by Freddie Mac, Ginnie Mae, and Fannie Mae, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

         The following tables sets forth the carrying value of the Company's investment securities held to maturity, securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.


                                             At December 31,
                                        ---------------------------
                                          2001      2000      1999
                                        -------   -------   -------
                                               (In thousands)
Investment and mortgage-backed
securities held to maturity:
  U.S. Government agency securities . $23,490 $15,221 $12,554 Obligations of states and political
     subdivisions ...................     2,769     2,555     2,986
  Mortgage-backed securities ........    30,180    38,780    44,141
                                        -------   -------   -------
     Total investment and
       mortgage-backed securities ...    56,439    56,556    59,681
  Interest-bearing deposits .........    28,195     5,094    11,417
  FHLB stock ........................     2,615     2,615     2,615
                                        -------   -------   -------
     Total investments ..............   $87,249   $64,265   $73,713
                                        =======   =======   =======

                                                  At December 31,
                                             -------   -------   -------
                                               2001      2000     1999
                                             -------   -------   -------
                                                   (In thousands)
Investment and mortgage-backed
securities available for sale:
  U.S. Government treasury securities ....   $ 1,037   $ 2,005   $ 4,959
  U.S. Government agency securities ......     1,089     7,035     6,000
  Real estate mortgage investment conduits        36        45        59
  Obligations of states and political
    subdivisions .........................    19,217    15,622    16,577
  Equity Securities ......................     1,523       107      --
  Mortgage-backed securities .............    54,604    38,415    37,426
                                             -------   -------   -------
     Total ...............................   $77,506   $63,229   $65,021
                                             =======   =======   =======

Investment and Mortgage-Backed Securities Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 2001. The table does not include interest bearing deposits or FHLB stock and does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                                                              Total Investment and
                                                                                                            ------------------------
                                                                                                                Mortgage-backed
                             One Year or Less  One to Five Years    Five to Ten Years   More than Ten Years       Securities
                             ----------------  -----------------    -----------------   ------------------- ------------------------
                             Carrying Average  Carrying  Average    Carrying  Average   Carrying  Average  Carrying Average  Market
                               Value  Yield(1)   Value   Yield(1)    Value    Yield(1)   Value    Yield(1)  Value   Yield(1)  Value
                               -----  --------   -----   --------    -----    --------   -----    --------  -----   --------  -----
                                                                           (In thousands)
Held to Maturity:
U.S. Government
  agency securities.......... $7,000    5.30%    $9,979     4.81%     $5,312    2.31%   $ 1,199     2.40%  $23,490   4.27%  $23,787
Obligations of
  states and political
  subdivisions...............     --      --         --       --        245     7.07      2,524     7.33     2,769   7.31     2,729
Mortgage-backed
  securities.................     --      --         --       --         --       --     30,180     6.64    30,180   6.64    30,444
                              ------             ------               ------            -------            -------          -------
    Total                     $7,000   5.30%     $9,979     4.81%     $5,557    2.52%   $33,903     6.54%  $56,439   5.69%  $56,960
                              ======   ====      ======     ====      ======    ====    =======    ====    =======   ====   =======
Available for Sale:
U.S. Government
  treasury................... $   --     --%     $1,037     5.61%    $   --       --%   $    --       --%  $ 1,037   5.61%  $ 1,037
U.S. Government
  agency securities..........     --     --       1,089     7.29         --       --         --       --     1,089   7.29     1,089
Obligations of states
  and political
  subdivisions...............  1,116   8.60       2,578     8.45        104     7.78     15,419     7.61    19,217   7.78    19,217
Real estate mortgage
  investment conduits........     --     --          --       --         --       --         36     3.02        36   3.02        36
Equity securities............  1,523   3.45          --       --         --       --         --       --     1,523   3.45     1,523
Mortgage-backed securities...      1   7.16          40     8.24      1,634     7.70     52,929     6.96    54,604   6.98    54,604
                              ------             ------               ------            -------            -------          -------
    Total                     $2,640   5.63%     $4,744     7.56%    $1,738     7.70%   $68,384     7.10%  $77,506   7.10%  $77,506
                              =======  ====      ======     ====     ======     ====     =======    ====    ======   ====   =======

---------------------
(1) Average yields on tax exempt obligations have been computed on a tax equivalent basis of 34%.

Sources of Funds

         Deposits are the Company's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment and mortgage-backed securities and, to a much lesser extent, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates paid by us on deposits are set weekly at the direction of the Board of Directors. Interest rates are determined based on the Company's liquidity requirements, interest rates paid by the Company's competitors, and the Company's growth goals and applicable regulatory restrictions and requirements. At December 31, 2001, the Company had no brokered deposits.

         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.

                                         Certificates
         Maturity Period                  of Deposits
         ---------------                  -----------
                                        (In thousands)

         Within three months                $ 2,852
         Three through six months             2,398
         Six through twelve months            2,392
         Over twelve months                   6,739
                                            -------
                                            $14,381
                                            =======

Borrowings

         The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh and a portion of the Bank's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

         The following table sets forth information concerning FHLB advances during the periods indicated (includes both short- and long-term advances).

                                                   At or For the Years
                                                    Ended December 31,
                                               ------------------------------
                                                 2001     2000      1999
                                                 -----    -----     ----

(In thousands)

FHLB advances:
  Average outstanding.....................     $47,592   $41,692   $ 39,829
  Maximum amount outstanding at any
    month-end during the year.............      51,195    44,295     50,295
  Weighted average interest rate during
     the year.............................        5.53%     5.77%      5.62%
  Total FHLB advances at end of period          50,325    36,195     50,295
  Weighted Year End Rate..................        5.41%     5.72%      5.62%

Personnel

         As of December 31, 2001, the Company had 73 full-time employees and 18 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is also subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Company is also required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary bank.

         Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve before it is able to acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares.

         Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank's investments in the stock or securities of the holding company, and on the subsidiary bank's taking of the holding company's stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

         Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve's bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in,

          1. banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; and

          2. any Bank Holding Company Act activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto.

These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking.

         Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve of our intent to be deemed a financial holding company.

         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation. See "Regulation of the Bank - Regulatory Capital Requirements."

         Restrictions on Dividends. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

         The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

Regulation of the Bank

         General. As a Pennsylvania chartered savings bank with deposits insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation or the United States Congress, could have a material impact on us and our operations.

         Federal law provides the federal banking regulators, including the Federal Deposit Insurance Corporation and the Federal Reserve, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

         Pennsylvania Savings Bank Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The code delegates extensive rule-making power and administrative discretion to the

Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         The code also provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless:

1. the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund; and

2.   the bank meets all applicable capital requirements.

Accordingly, the additional operating authority provided to us by the code is significantly restricted by the Federal Deposit Insurance Act.

         Federal Deposit Insurance. The Federal Deposit Insurance Corporation is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Federal Deposit Insurance Corporation administers two separate insurance funds, the Bank Insurance Fund, which generally insures commercial bank and state savings bank deposits, and the Savings Association Insurance Fund, which generally insures savings association deposits. The Bank which was previously a state savings association, remains a member of the Savings Association Insurance Fund and its deposit accounts are insured by the Federal Deposit Insurance Corporation, up to prescribed limits.

         The Federal Deposit Insurance Corporation is authorized to establish separate annual deposit insurance assessment rates for members of the Bank Insurance Fund and the Savings Association Insurance Fund, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the Federal Deposit Insurance Corporation is authorized to levy emergency special assessments on Bank
Insurance Fund and Savings Association Insurance Fund members. The Federal Deposit Insurance Corporation's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The Federal Deposit Insurance
Corporation has set the deposit insurance assessment rates for Savings Association Insurance Fund member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

         In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2001 is approximately .019% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At December 31, 2001, the Bank exceeded all regulatory capital requirements and were classified as "well capitalized."

         The Federal Deposit Insurance Corporation's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the Federal Deposit Insurance Corporation's regulation, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

         The Federal Deposit Insurance Corporation's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The Federal Deposit Insurance Corporation's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

         The Bank is subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of December 31, 2001.

         Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

         Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank.

         As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2001, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2001, the Bank met its reserve requirements.

         Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2001, our loans-to-one borrower limitation was $7.9 million and the Bank was in compliance with such limitation.

Item  2.  Description of Property
---------------------------------

         (a)      Properties

                  At December 31, 2001, the Company operated from its main office, 9 branch offices and an administrative office located in the counties of Beaver and Lawrence, Pennsylvania. All offices are owned except for one branch office. The lease has an initial term of 10 years, with a renewal option for additional years.

           (b) Investment Policies. See "Item 1. Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Registrant's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

                  (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

                  (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

                  (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

         (c)     Description of Real Estate and Operating Data.  Not applicable.

Item 3.  Legal Proceedings
-------  -----------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security-Holders
-------  ---------------------------------------------------

         On December 18, 2001, PHS Bancorp, Inc., the predecessor company, held a meeting of stockholders to approve the conversion and reorganization. The proposal was approved by the following votes:

                  FOR                  AGAINST              ABSTAIN
                  ---                  -------              -------
               2,077,499                6,290                  0


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under " Stock Market Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001 ("Annual Report") and is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-------  --------------------

         The   Registrant's   financial   statements   listed  in  Item  13  are
incorporated herein by reference.

Item 8.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
------- ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------  ----------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management
                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

     1. The consolidated statements of financial conditions of PHSB Financial Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001, together with the related notes and the independent accountants' report of S.R. Snodgrass, A.C., independent accountants.

     2. The following exhibits are included in this Report or incorporated herein by reference:

          (3)      Exhibits

          (a)      The following exhibits are filed as part of this report.

           3.1     Articles of Incorporation of PHSB Financial Corporation*
           3.2     Bylaws of PHSB Financial Corporation*
           4.0     Specimen Stock Certificate of PHSB Financial Corporation*
          10.1 Employment Agreement between Peoples Home Savings Bank and James P. Wetzel, Jr.*
          10.2     1998 Restricted Stock Plan**
          10.3     1998 Stock Option Plan**
          10.4     Employment Agreement between Peoples Home Savings Bank and
                     Richard E. Canonge
          13.0 Portions of Annual Report to Stockholders for the fiscal year ended December 31, 2001
          21.0     Subsidiary of the Registrant (see "Item 1 - Business")
          23.0     Consent of Accountants

---------------
* Incorporated by reference to Registrant's Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on September 10, 2001 (File No. 333-69180).
 ** Incorporated by reference to the identically numbered exhibits to PHS Bancorp, Inc.'s Form 10-Q for the quarter ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998 (File No. 0-23230).

          (b)      Reports on Form 8-K.

          None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2002.

                                            PHSB FINANCIAL CORPORATION


                                   By:      /s/James P. Wetzel, Jr.
                                            ------------------------------------
                                            James P. Wetzel, Jr.
                                            President, Chief Executive
                                            Officer and Director
                                            (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 2002.


/s/James P. Wetzel, Jr.                 /s/Richard E. Canonge
----------------------------------      ----------------------------------------------
James P. Wetzel, Jr.                    Richard E. Canonge
President, Chief Executive Officer      Vice President, Treasurer, and Chief Financial
  and Director                            Officer
(Principal Executive Officer)           (Principal Financial Officer)


/s/Joseph D. Belas                      /s/Douglas K. Brooks
----------------------------------      ----------------------------------------------
Joseph D. Belas                         Douglas K. Brooks
Director                                Director


/s/Emlyn Charles                        /s/John C. Kelly
----------------------------------      ----------------------------------------------
Emlyn Charles                           John C. Kelly
Director                                Director

/s/Earl F. Klear                        /s/Howard B. Lenox
----------------------------------      ----------------------------------------------
Earl F. Klear                           Howard B. Lenox
Director                                Director

/s/John M. Rowse
----------------------------------
John M. Rowse
Director
