Form 10QSB
period 2002-03-31
PHSB FINANCIAL CORP
filed 2002-05-09
CIK 1158026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             SEC File Number 0-33419
                             -----------------------

                           PHSB Financial Corporation
                           --------------------------
             (Exact Name of registrant as specified in its charter)


PENNSYLVANIA                                                      25-1894708
------------                                                      ----------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                                  Identification
                                                                    Number)


                                744 Shenango Road
                                  P.O. Box 1568
                        Beaver Falls, Pennsylvania 15010
                                (724) 846 - 7300
                              ---------------------


                        (Address, including zip code, and
                        telephone number, including area
                      code of Principal Executive Offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of May 1, 2002 there were 3,497,109 shares outstanding of the issuer's class of common stock.

                           PHSB FINANCIAL CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                           Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of March 31, 2002
           and December 31, 2001                                             3

           Consolidated Statement of Income (unaudited) for the Three
           Months ended March 31, 2002 and 2001                              4

           Consolidated Statement of Comprehensive Income (unaudited)
           for the Three Months ended March 31, 2002 and 2001                5

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Three Months ended March 31, 2002             6

           Consolidated Statement of Cash Flows (unaudited) for the
           Three Months ended March 31, 2002 and 2001                        7

           Notes to Consolidated Financial Statements                        8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9 - 13



Part II Other Information                                                   14

           Signatures                                                       15

               PHSB FINANCIAL CORPORATION
         CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 March 31,     December 31,
                                                                   2002            2001
                                                             -------------    -------------
ASSETS
Cash and amounts due from other institutions                 $   6,142,919    $   5,988,187
Interest - bearing deposits with other institutions              7,580,054       28,195,161
Investment securities:
      Available for sale                                        38,722,342       22,902,366
      Held to maturity (market value $ 25,998,566
         and $26,516,322)                                       25,819,600       26,259,684
Mortgage - backed securities:
      Available for sale                                        59,604,963       54,603,622
      Held to maturity (market value $ 38,724,423
         and $30,444,092)                                       38,716,807       30,179,631
Loans (net of allowance for loan losses of $1,572,043
      and $1,506,140)                                          142,521,042      137,000,743
Accrued interest receivable                                      1,897,839        1,679,032
Premises and equipment                                           4,983,040        5,029,993
Federal Home Loan Bank stock                                     3,016,300        2,614,800
Other assets                                                     1,023,972          929,215
                                                             -------------    -------------
            TOTAL ASSETS                                     $ 330,028,878    $ 315,382,434
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $ 215,259,240    $ 210,014,644
Advances from Federal Home Loan Bank                            59,324,800       50,324,800
Accrued interest payable and other liabilities                   2,408,948        2,208,161
                                                             -------------    -------------
            Total liabilities                                  276,992,988      262,547,605
                                                             -------------    -------------

Preferred stock, 20,000,000 shares authorized, none issued               -                -
Common stock, $.10 par value 80,000,000 shares authorized,
      3,497,109 shares issued                                      349,711          349,711
Additional paid in capital                                      32,243,832       32,229,027
Retained earnings - substantially restricted                    22,367,875       21,985,576
Accumulated other comprehensive income                             583,213          856,798
Unallocated ESOP shares (232,478 and 238,439 shares)            (2,465,788)      (2,529,013)
Unallocated RSP shares (4,785 and 6,380 shares)                    (42,953)         (57,270)
                                                             -------------    -------------
            Total stockholders' equity                          53,035,890       52,834,829
                                                             -------------    -------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 330,028,878    $ 315,382,434
                                                             =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                          Three Months Ended March 31,
                                                               2002         2001
                                                            ----------   ----------
INTEREST AND DIVIDEND INCOME
      Loans                                                 $2,723,138   $2,621,437
      Investment securities:
          Taxable                                              374,829      485,296
          Exempt from federal income tax                       285,931      214,897
      Mortgage - backed securities                           1,450,762    1,364,564
      Interest - bearing deposits with other institutions       68,024       87,068
                                                            ----------   ----------
               Total interest income                         4,902,684    4,773,262
                                                            ----------   ----------

INTEREST EXPENSE
      Deposits                                               1,640,847    2,111,397
      Advances from Federal Home Loan Bank                     729,558      562,997
                                                            ----------   ----------
               Total interest expense                        2,370,405    2,674,394
                                                            ----------   ----------

               Net interest income                           2,532,279    2,098,868

PROVISION FOR LOAN LOSSES                                      180,000      120,000
                                                            ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          2,352,279    1,978,868
                                                            ----------   ----------

NONINTEREST INCOME
      Service charges on deposit accounts                      144,249      141,275
      Investment securities gains, net                           5,399       58,118
      Rental income, net                                        23,327       24,327
      Other income                                              59,534       44,744
                                                            ----------   ----------
               Total noninterest income                        232,509      268,464
                                                            ----------   ----------

NONINTEREST EXPENSE
      Compensation and employee benefits                       909,116      808,687
      Occupancy and equipment costs                            351,590      356,523
      Data processing costs                                     49,158       65,694
      Other expenses                                           378,856      327,279
                                                            ----------   ----------
               Total noninterest expense                     1,688,720    1,558,183
                                                            ----------   ----------

Income before income taxes                                     896,068      689,149
Income taxes                                                   234,000      174,500
                                                            ----------   ----------

               NET INCOME                                   $  662,068   $  514,649
                                                            ==========   ==========

Earnings Per Share
      Basic                                                 $     0.20   $     0.16
      Diluted                                                     0.20         0.16

Weighted average number of shares outstanding
      Basic                                                  3,254,892    3,176,605
      Diluted                                                3,298,347    3,176,605

See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                         Three Months Ended March 31,
                                                                                          2002                  2001
                                                                                  -------------------------------------------

Net Income                                                                                   $ 662,068              $514,649
Other comprehensive income (loss):
      Unrealized gain (loss) on available for sale securities                    $(409,124)              $594,132
      Less: Reclassification adjustment for gain included in net income             (5,399)               (58,118)
                                                                                  ---------------------   -------------------
Other comprehensive income (loss) before tax                                                  (414,523)              536,014
Income tax expense (benefit) related to other comprehensive income (loss)                     (140,938)              182,244
                                                                                              ---------              --------
Other comprehensive income (loss), net of tax                                                 (273,585)              353,770
                                                                                              ---------              --------
Comprehensive income                                                                         $ 388,483              $868,419
                                                                                              =========              ========


See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)


                                                                Accumulated                                 Total       Compre-
                                       Additional                  Other       Unallocated  Unallocated     Stock-      hensive
                              Common    Paid in     Retained    Comprehensive  Shares Held  Shares Held    holders'     Income
                              Stock     Capital     Earnings    Income (Loss)    by ESOP       by RSP       Equity      (Loss)
                            --------- ------------ ----------   -----------   ------------  -----------   -----------   --------
   Balance,
     December 31, 2001       349,711   32,229,027  21,985,576      856,798     (2,529,013)     (57,270)   52,834,829

        Net Income                                    662,068                                                662,068    $662,068
  Other comprehensive
  income :
     Unrealized loss on
        available for
        sale securities                                           (273,585)                                 (273,585)   (273,585)
                                                                                                                        --------
       Comprehensive income                                                                                             $388,483
Cash dividends paid
   ($0.08 per share)                                 (279,769)                                              (279,769)
       ESOP shares earned                  14,805                                  63,225                     78,030
       RSP shares earned                                                                        14,317        14,317
                             -------   ----------  ----------   ----------     ----------      -------    ----------
    Balance, March 31, 2002  349,711   32,243,832  22,367,875      583,213     (2,465,788)     (42,953)   53,035,890
                             =======   ==========  ==========   ==========     ==========      =======    ==========


See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  Three Months ended March 31,
                                                                      2002             2001
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net income                                                        $    662,068    $    514,649
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          180,000         120,000
    Depreciation, amortization and accretion                           169,282         165,672
    Amortization of discounts, premiums and
      loan origination fees                                            284,729         254,534
    Gains on sale of investment securities, net                         (5,399)        (58,118)
    Increase in accrued interest receivable                           (218,807)        (54,205)
    Increase in accrued interest payable                               156,196          86,765
    Amortization of ESOP unearned compensation                          78,030          27,335
    Amortization of RSP unearned compensation                           14,317          32,129
    Other, net                                                          15,998         (56,296)
                                                                  ------------    ------------

      Net cash provided by operating activities                      1,336,414       1,032,465
                                                                  ------------    ------------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                                74,999       1,862,276
     Proceeds from maturities and principal repayments               5,249,577       2,005,306
     Purchases                                                     (26,560,640)    (21,288,146)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments               7,585,020       5,355,138
     Purchases                                                     (15,695,819)     (3,998,658)
  Decrease (increase) in loans receivable, net                      (5,975,510)      1,281,893
  Proceeds from sale of repossessed assets                              84,586         140,179
  Purchase of premises and equipment, net                             (122,329)       (178,682)
  Purchase of Federal Home Loan Bank Stock                            (401,500)              -
                                                                  ------------    ------------

    Net cash used for investing activities                         (35,761,616)    (14,820,694)
                                                                  ------------    ------------

FINANCING ACTIVITIES
  Net increase in deposits                                           5,244,596       5,479,729
  Advances from Federal Home Loan Bank                              10,000,000      15,000,000
  Repayment of Advances from Federal Home Loan Bank                 (1,000,000)              -
  Treasury stock purchased                                                   -        (126,197)
  Cash dividends paid                                                 (279,769)       (255,725)
                                                                  ------------    ------------

    Net cash provided by financing activities                       13,964,827      20,097,807
                                                                  ------------    ------------

    Increase (decrease) in cash and cash equivalents               (20,460,375)      6,309,578

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    34,183,348       6,597,161
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 13,722,973    $ 12,906,739
                                                                  ============    ============


See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of PHSB Financial Corporation (the "Company) include it's wholly-owned subsidiary, Peoples Home Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, HOMECO (the "Subsidiary"). All significant intercompany balances and transactions have been eliminated. The Company's business is conducted principally through the Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited consolidated financial statements should be read in conjunction with Form 10-KSB for the year ended December 31, 2001.

Cash Flow Information

The Company has defined cash and cash equivalents as cash and amounts due from depository institutions and interest-bearing deposits with other institutions.

For the three months ended March 31, 2002 and 2001, the Company made cash payments for interest of $2,214,209 and $2,587,629, respectively. The Company also made cash payments for income taxes of $37,236 and $23,625, respectively, during these same periods.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing net income as reported as the numerator and average shares outstanding as the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any options, warrants, and convertible securities are adjusted for in the denominator.

All references to earnings per share have been retroactively adjusted to reflect the conversion which was completed on December 20, 2001. As a result of the conversion each common share of PHS Bancorp, Inc. was converted into 1.28123 shares of PHSB Financial Corporation common stock.

Shares   outstanding  do  not  include  ESOP  shares  that  were  purchased  and unallocated in accordance with SOP 93-6, "Employers' Accounting for Stock Ownership Plans."

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions.

On December 20, 2001, PHSB Financial Corporation (the "Company") completed its second step conversion from a mutual holding company structure to a full stock company. As part of the mutual holding company reorganization, the shares formerly held by the mutual holding company were cancelled, the Company sold 2,201,191 new shares to the public and the publicly held shares of PHS Bancorp, Inc., the former middle tier holding company, were exchanged for 1,295,918 shares of the Company.

Unless the context otherwise indicates, all references to the Company include its wholly owned subsidiary, Peoples Home Savings Bank (the "Bank"). Prior to December 20, 2001, all references refer to the Bank and PHS Bancorp, Inc.

Financial Condition

Total assets at March 31, 2002 of $330.0 million represented an increase of $14.6 million or 4.6% from December 31, 2001. This increase was primarily due to increases in securities of $28.9 million and loans of $5.5 million, partially offset by a decrease in cash and interest bearing deposits of $20.5 million.

Loans receivable,net at March 31, 2002, of $142.5 million represented an increase of $5.5 million from $137.0 million at December 31, 2001. The increase in the loan portfolio was primarily attributable to a loan to a local school district for $4.3 million.

At March 31, 2001, investment securities (available for sale and held to maturity) increased $15.3 million to $64.5 million from $49.2 million at December 31, 2001. Mortgage-backed securities (available for sale and held to maturity) increased $13.5 million to $98.3 million at March 31, 2002 from $84.8 million at December 31, 2001. The total increase of $28.9 million to the investment and mortgage-backed securities portfolios (available for sale and held to maturity) were the result of purchases of $42.3 million which were funded by sales of $75,000, maturities of $5.6 million, and principal repayments of $7.2 million along with a net increase in Federal Home Loan Bank advances of $9.0 million. The purchases funded by advances from the Federal Home Loan Bank of Pittsburgh were part of Peoples Home Savings' leverage strategy.

Total deposits after interest credited at March 31, 2002 were $215.3 million, an increase of $5.3 million or 2.5% from $210.0 million at December 31, 2001.

Advances from the Federal Home Loan Bank of Pittsburgh increased $9.0 million to $59.3 million at March 31, 2002 from $50.3 million at December 31, 2001. This increase was the result of additional borrowings to fund securities purchases as discussed above.

Stockholders' equity increased $201,000 for the three month period ended March 31, 2002. This increase was due to net income of $662,000 along with decreases in unallocated ESOP and RSP shares of $63,000 and $14,000 respectively. These increases to stockholders' equity were partially offset by decreased accumulated other comprehensive income of $274,000 and cash dividends paid of $280,000.


Results of Operations


Comparison of Operating Results for the Three Months Ended March 31, 2002 and March 31, 2001.

General.
Net income for the three months ended March 31, 2002 increased by $147,000 to $662,000, from $515,000 for the three months ended March 31, 2001. This increase was primarily due to increased net interest income of $433,000, partially offset by increases in non-interest expense, loan loss provisions and income tax provisions of $131,000, $60,000 and $59,000, respectively, along with a decrease in non-interest income of $35,000.

Net Interest Income.
Reported net interest income increased $433,000 or 20.6% for the three months ended March 31, 2002. Net interest income on a tax equivalent basis increased by $469,000 or 21.2% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $50.0 million and $26.1 million, respectively). The Company's net interest rate spread decreased 7 basis points to 2.88% for the three months ended March 31, 2002.

Interest Income.
Interest income on a tax equivalent basis totaled $5.1 million for the three months ended March 31, 2002, an increase of $166,000 or 3.4% over the total of $4.9 million for the three months ended March 31, 2001. This increase was primarily due to an increase in the Company's average interest-earning assets of $50.0 million for the three months ended March 31, 2002, partially offset by a 97 basis point decrease in the yield earned. Interest earned on loans increased $102,000 or 3.9%, in 2002. This increase was due to a $14.8 million increase in the average balance of loans partially offset by a 55 basis point decrease in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $64,000 or 2.8%, in 2002. This increase was due to an increase in the average balance of securities of $35.2 million partially offset by a 124 basis point decrease in the yield earned.

Interest Expense.
Interest expense decreased $304,000 to $2.4 million for the three months ended March 31, 2002. The decrease in interest expense was due to an 89 basis point decrease in the average cost of interest-bearing liabilities to 3.57% partially offset by a $26.1 million increase in the average balance of interest-bearing liabilities. The $26.1 million increase in the average balance of interest-bearing liabilities was the result of increased deposits of $12.0 million and increased average borrowings of $14.1 million.

Provision for Losses on Loans.
The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimates of the losses inherent in the portfolio, based on:

o    historical experience;
o    volume;
o    type of lending conducted by the Bank;
o    industry standards;
o    the level and status of past due and non-performing loans;
o    the general economic conditions in the Bank's lending area; and
o    other factors affecting the collectibility of the loans in its portfolio.

The provision for loan losses increased by $60,000 to $180,000 for the three months ended March 31, 2002, from $120,000 for the three months ended March 31, 2001. Increases in loans precipitated the increase in the provision for loan losses. At both March 31, 2002 and December 31, 2001 the allowance for loan losses represented 1.10% of loans. See "Risk Elements."

Non-interest Income.
Total non-interest income decreased $35,000 to $233,000 for the three months ended March 31, 2002, from $268,000 for the three months ended March 31, 2001. This decrease was primarily due to decreased investment security gains of $53,000 from $58,000 for the three months ended March 31, 2001 to $5,000 for the three months ended March 31, 2002.

Non-interest Expense.
Non-interest expense increased $131,000 to $1,689,000 for the three months ended March 31, 2002, from $1,558,000 for the three months ended March 31, 2001. This increase was primarily due to increased compensation and employee benefits of $100,000 which was primarily the result of normal merit increases along with increased ESOP expense due to additional ESOP shares acquired in connection with the conversion and reorganization that was effective December 20, 2001.

Liquidity and Capital Requirements

Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, and to pay operating expenses. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. Maintaining a high level of liquid assets tends to decrease earnings, as liquid assets tend to have a lower yield than other assets with longer terms (e.g. loans). The Company adjusts liquidity as appropriate to meet its asset/liability objectives.

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At March 31, 2002 the Bank had borrowed $59.3 million of it's $144.6 million maximum borrowing capacity with a remaining borrowing capacity of approximately $85.3 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

At March 31, 2002, the Bank's Tier I risk-based and total risk-based capital ratios were 29.7% and 30.9%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 12.8% at March 31, 2002. Current regulations require a leveraged ratio 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at March 31, 2002 and December 31, 2001. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 338.8% of total non-performing assets at March 31, 2002 and 254.0% at December 31, 2001.


                                                 March 31,        December 31,
                                                   2002               2001
                                                   ----               ----
                                                    (Dollars in Thousands)

Loans on nonaccrual basis                          $418               $537
Loans past due 90 days or more                       46                 56
                                                    ---                ---

Total non-performing loans                          464                593
                                                    ---                ---

Real estate owned                                     0                  0
                                                    ---                ---

Total non-performing assets                        $464               $593
                                                   ====               ====

Total non-performing loans to
  total loans                                     0.33%              0.43%
                                                  =====              =====

Total non-performing loans to
  total assets                                    0.14%              0.19%
                                                  =====              =====

Total non-performing assets to
  total assets                                    0.14%              0.19%
                                                  =====              =====

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in rights of the Company's Security holders.

None.

Item 3.  Defaults by the Company on its senior securities.

None.

Item 4.  Results of Votes of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8 - K.


        (a)   The following exhibits are filed as part of this report.


              3.1     Articles of Incorporation of PHSB Financial Corporation*
              3.2     Bylaws of PHSB Financial Corporation*
              4.0     Specimen Stock Certificate of PHSB Financial Corporation*
             10.1     Employment Agreement between Peoples Home Savings Bank and
                        James P. Wetzel, Jr.*
             10.2     1998 Restricted Stock Plan**
             10.3     1998 Stock Option Plan**
             10.4     Employment Agreement between Peoples Home Savings Bank
                        and Richard E. Canonge***
             99.0     Review Report of Independent Accountants

        (b) Reports on Form 8-K.

            None


--------------
* Incorporated by reference to Registrant's Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on September 10, 2001 (File No. 333-69180).
** Incorporated by reference to the identically numbered exhibits to PHS Bancorp, Inc.'s Form 10-Q for the quarter ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998 (File No. 0-23230).
*** Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the Securities and Exchange Commission on March 28, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 9, 2002





PHSB Financial Corporation
--------------------------
(Registrant)



By: /s/James P. Wetzel, Jr.
    -----------------------

James P. Wetzel, Jr.

President and Chief Executive Officer




By: /s/Richard E. Canonge
    ---------------------

Richard E. Canonge

Chief Financial Officer and Treasurer