Form 10QSB
period 2002-06-30
PHSB FINANCIAL CORP
filed 2002-08-08
CIK 1158026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             SEC File Number 0-33419
                             -----------------------

                           PHSB Financial Corporation
                           --------------------------
             (Exact Name of registrant as specified in its charter)


PENNSYLVANIA                                             25-1894708
------------                                             ----------
(State or other jurisdiction of                      (IRS Identification Number)
Employer incorporation or organization)


                                744 Shenango Road
                                  P.O. Box 1568
                        Beaver Falls, Pennsylvania 15010
                                (724) 846 - 7300
                        --------------------------------


                        (Address, including zip code, and
                        telephone number, including area
                      code of Principal Executive Offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of August 1, 2002 there were 3,147,399 shares outstanding of the issuer's class of common stock.

                           PHSB FINANCIAL CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                           Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of June 30, 2002
           and December 31, 2001                                              3

           Consolidated Statement of Income (unaudited) for the Three
           and Six Months ended June 30, 2002 and 2001                        4

Consolidated Statement of Comprehensive Income (unaudited)
for the Three and Six Months ended June 30, 2002 and 2001                     5

Consolidated Statement of Changes in Stockholders' Equity
(unaudited) for the Six Months ended June 30, 2002                            6

Consolidated Statement of Cash Flows (unaudited) for the
Six Months ended June 30, 2002 and 2001                                       7

Notes to Consolidated Financial Statements                                    8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9 - 14



Part II Other Information                                                     15

           Signatures                                                         17

                           PHSB FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                  June 30,     December 31,
                                                                    2002           2001
                                                                ------------   ------------

ASSETS
Cash and amounts due from other institutions                    $  6,740,654   $  5,988,187
Interest - bearing deposits with other institutions                6,326,120     28,195,161
Investment securities:
      Available for sale                                          36,408,973     22,902,366
      Held to maturity (market value $ 30,002,909
         and $26,516,322)                                         29,690,953     26,259,684
Mortgage - backed securities:
      Available for sale                                          57,029,579     54,603,622
      Held to maturity (market value $ 39,135,730
         and $30,444,092)                                         38,425,837     30,179,631
Loans (net of allowance for loan losses of $1,601,236
      and $1,506,140)                                            143,521,529    137,000,743
Accrued interest receivable                                        1,837,566      1,679,032
Premises and equipment                                             4,902,375      5,029,993
Federal Home Loan Bank stock                                       2,966,300      2,614,800
Other assets                                                         485,586        929,215
                                                                ------------   ------------
            TOTAL ASSETS                                        $328,335,472   $315,382,434
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                        $217,099,598   $210,014,644
Advances from Federal Home Loan Bank                              58,324,800     50,324,800
Accrued interest payable and other liabilities                     2,465,838      2,208,161
                                                                ------------   ------------
            Total liabilities                                    277,890,236    262,547,605
                                                                ------------   ------------

Preferred stock, 20,000,000 shares authorized, none issued                 -              -
Common stock, $.10 par value 80,000,000 shares authorized,
      3,497,109  shares issued                                       349,711        349,711
Additional paid in capital                                        32,264,002     32,229,027
Retained earnings  -  substantially restricted                    22,813,132     21,985,576
Accumulated other comprehensive income                             1,642,114        856,798

Unallocated ESOP shares (226,517 and 238,439 shares)              (2,402,563)    (2,529,013)
Unallocated RSP shares (3,190 and 6,380 shares)                      (28,635)       (57,270)
Treasury stock, at cost (292,500 shares)                          (4,192,525)             -
                                                                ------------   ------------
            Total stockholders' equity                            50,445,236     52,834,829
                                                                ------------   ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $328,335,472   $315,382,434
                                                                ============   ============

   See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                          Three Months Ended June 30, Six Months Ended June 30,
                                                               2002         2001         2002         2001
                                                            ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
      Loans                                                 $2,693,609   $2,634,956   $5,416,747   $5,256,393
      Investment securities:
          Taxable                                              437,576      442,852      812,405      928,148
          Exempt from federal income tax                       301,257      209,218      587,188      424,115
      Mortgage - backed securities                           1,516,097    1,529,783    2,966,859    2,894,347
      Interest - bearing deposits with other institutions       31,715       69,087       99,739      156,155
                                                            ----------   ----------   ----------   ----------
               Total interest income                         4,980,254    4,885,896    9,882,938    9,659,158
                                                            ----------   ----------   ----------   ----------
INTEREST EXPENSE
      Deposits                                               1,590,163    2,015,722    3,231,010    4,127,119
      Advances from Federal Home Loan Bank                     794,439      676,515    1,523,997    1,239,512
                                                            ----------   ----------   ----------   ----------
               Total interest expense                        2,384,602    2,692,237    4,755,007    5,366,631
                                                            ----------   ----------   ----------   ----------

               Net interest income                           2,595,652    2,193,659    5,127,931    4,292,527

PROVISION FOR LOAN LOSSES                                      180,000      120,000      360,000      240,000
                                                            ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          2,415,652    2,073,659    4,767,931    4,052,527
                                                            ----------   ----------   ----------   ----------
NONINTEREST INCOME
      Service charges on deposit accounts                      152,954      150,251      297,203      291,526
      Investment securities gains, net                          44,561         --         49,960       58,118
      Rental income, net                                        18,156       25,327       41,483       49,654
      Other income                                              71,403       51,737      130,937       96,481
                                                            ----------   ----------   ----------   ----------
               Total noninterest income                        287,074      227,315      519,583      495,779
                                                            ----------   ----------   ----------   ----------

NONINTEREST EXPENSE
      Compensation and employee benefits                       931,234      820,240    1,840,350    1,628,927
      Occupancy and equipment costs                            354,997      319,623      706,587      676,146
      Data processing costs                                     48,860       38,658       98,018      104,352
      Other expenses                                           399,609      367,888      778,465      695,167
                                                            ----------   ----------   ----------   ----------
               Total noninterest expense                     1,734,700    1,546,409    3,423,420    3,104,592
                                                            ----------   ----------   ----------   ----------

Income before income taxes                                     968,026      754,565    1,864,094    1,443,714
Income taxes                                                   243,000      205,682      477,000      380,182
                                                            ----------   ----------   ----------   ----------

               NET INCOME                                   $  725,026   $  548,883   $1,387,094   $1,063,532
                                                            ==========   ==========   ==========   ==========

Earnings Per Share
      Basic                                                 $     0.23   $     0.17   $     0.43   $     0.34
      Diluted                                               $     0.23   $     0.17   $     0.43   $     0.34

Weighted average number of shares outstanding
      Basic                                                  3,130,855    3,165,145    3,192,531    3,167,678
      Diluted                                                3,180,441    3,165,293    3,239,314    3,167,695

See accompanying notes to the unaudited consolidated financial statements.

                                      PHSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                        Three Months Ended June 30,                             Six Months Ended June 30,
                                       2002                      2001                       2002                     2001
                             ------------------------  -----------------------  -------------------------   ----------------------
Net Income                                $   725,026               $  548,883                $ 1,387,094              $ 1,063,532
Other comprehensive
income (loss):
   Unrealized gain (loss)
     on  available for sale
     securities              $ 1,648,956               $ (432,926)               $ 1,239,832                $ 161,206
   Less: Reclassification
     adjustment for gain
     included in net income      (44,561)                       -            -       (49,960)                 (58,118)
                             ------------------------  ------------------------ -------------------------- ------------------------
Other comprehensive income
  (loss) before tax                         1,604,395                 (432,926)                 1,189,872                  103,088
Income tax expense (benefit)
  related to other
  comprehensive income (loss)                 545,494                 (147,195)                   404,556                   35,050
                                          -----------               ----------                -----------              -----------
Other comprehensive income
  (loss), net of tax                        1,058,901                 (285,731)                   785,316                   68,038
                                          -----------               ----------                -----------              -----------
Comprehensive income                      $ 1,783,927               $  263,152                $ 2,172,410              $ 1,131,570
                                          ===========               ==========                ===========              ===========


See accompanying notes to the unaudited consolidated financial statements.

                                 PHSB FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)


                                                           Accumulated
                                                             Other                                                Total
                                 Additional                  Compre-    Unallocated  Unallocated                  Stock-     Compre-
                        Common     Paid in      Retained     hensive    Shares Held  Shares Held    Treasury      holders'   hensive
                        Stock      Capital      Earnings     Income       by ESOP       by RSP       Stock        Equity     Income
                       -------- ------------ ------------  -----------  ------------ ------------ ------------ ------------ --------
    Balance,
      December
      31, 2001         $349,711  $32,229,027  $21,985,576  $   856,798 ($2,529,013)    ($57,270)           -  $52,834,829

        Net Income                              1,387,094                                                       1,387,094  1,387,094
Other comprehensive
income :
Unrealized gain on
   available for
   sale securities                                             785,316                                            785,316    785,316
                                                                                                                           ---------
   Comprehensive
     income                                                                                                                2,172,410
                                                                                                                           =========

Cash dividends paid
  ($0.16 per share)                              (559,538)                                                      (559,538)
Treasury stock
    purchased,
    at cost                                                                                       (4,192,525) (4,192,525)
    ESOP shares earned                34,975                                126,450                              161,425
    RSP shares earned                                                                    28,635                   28,635
                       -------- ------------ ------------  -----------  -----------  ----------- ------------ ------------
    Balance,
      June 30, 2002    $349,711  $32,264,002  $22,813,132   $1,642,114  ($2,402,563)   ($28,635) ($4,192,525) $50,445,236
                       ======== ============ ============  ===========  ===========  =========== ============ ============


   See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                   Six Months ended June 30,
                                                                       2002            2001
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net income                                                        $  1,387,094    $  1,063,532
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          360,000         240,000
    Depreciation, amortization and accretion                           346,549         328,945
    Amortization of discounts, premiums and
      loan origination fees                                            590,474         543,083
    Gains on sale of investment securities, net                        (49,960)        (58,118)
    Increase in accrued interest receivable                           (158,534)        (37,183)
    Increase in accrued interest payable                               197,072           5,081
    Amortization of ESOP unearned compensation                         161,425          57,450
    Amortization of RSP unearned compensation                           28,635          64,257
    Other, net                                                         (77,363)        (70,647)
                                                                  ------------    ------------

      Net cash provided by operating activities                      2,785,392       2,136,400
                                                                  ------------    ------------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                               362,710       1,862,276
     Proceeds from maturities and principal repayments               9,986,378       7,337,854
     Purchases                                                     (25,096,111)    (29,469,367)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments              12,983,717       9,859,674
     Purchases                                                     (24,686,909)     (5,997,258)
  Decrease (increase) in loans receivable, net                      (7,391,722)        559,370
  Proceeds from sale of repossessed assets                             177,511         295,837
  Purchase of premises and equipment, net                             (218,931)       (237,132)
  Purchase of Federal Home Loan Bank Stock                            (351,500)              -
                                                                  ------------    ------------

    Net cash used for investing activities                         (34,234,857)    (15,788,746)
                                                                  ------------    ------------

FINANCING ACTIVITIES
  Net increase in deposits                                           7,084,954       3,007,809
  Advances from Federal Home Loan Bank                              10,000,000      20,000,000
  Repayment of Advances from Federal Home Loan Bank                 (2,000,000)     (6,000,000)
  Treasury stock purchased                                          (4,192,525)       (325,197)
  Cash dividends paid                                                 (559,538)       (509,185)
                                                                  ------------    ------------

    Net cash provided by financing activities                       10,332,891      16,173,427
                                                                  ------------    ------------

    Increase (decrease) in cash and cash equivalents               (21,116,574)      2,521,081

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    34,183,348       6,597,161
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 13,066,774    $  9,118,242
                                                                  ============    ============


   See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of PHSB Financial Corporation (the "Company") include it's wholly-owned subsidiary, Peoples Home Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, HOMECO (the "Subsidiary"). All significant intercompany balances and transactions have been eliminated. The Company's business is conducted principally through the Bank.

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

For the six months ended June 30, 2002 and 2001, the Company made cash payments for interest of $4,557,935 and $5,631,550 respectively. The Company also made cash payments for income taxes of $457,742 and $309,442 respectively, during these same periods.

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

Overview

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

On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and will require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations will increase non-interest expenses of the Company and could adversely affect the prices of publicly-traded stocks, such as the Company.

Unless the context otherwise indicates, all references to the Company include its wholly owned subsidiary, Peoples Home Savings Bank (the "Bank"). Prior to December 20, 2001, all references refer to the Bank and PHS Bancorp, Inc.

Financial Condition

Total assets at June 30, 2002 of $328.3 million represented an increase of $13.0 million or 4.1% from December 31, 2001. This increase was primarily due to increases in securities of $27.6 million and loans of $6.5 million, partially offset by a decrease in cash and interest bearing deposits of $21.1 million.

Loans receivable, net at June 30, 2002, of $143.5 million represented an increase of $6.5 million from $137.0 million at December 31, 2001. The increase in the loan portfolio was primarily attributable to a loan to a local school district for $4.3 million made in the first quarter of 2002.

At June 30, 2002, investment securities (available for sale and held to maturity) increased $16.9 million to $66.1 million from $49.2 million at December 31, 2001. Mortgage-backed securities (available for sale and held to maturity) increased $10.7 million to $95.5 million at June 30, 2002 from $84.8 million at December 31, 2001. The total increase of $27.6 million to the investment and mortgage-backed securities portfolios (available for sale and held to maturity) were the result of purchases of $49.8 million which were funded by sales of $363,000, maturities of $9.9 million, and principal repayments of $13.0 million along with a net increase in Federal Home Loan Bank advances of $8.0 million. The purchases funded by advances from the Federal Home Loan Bank of Pittsburgh were part of Peoples Home Savings' leverage strategy.

Total deposits after interest credited at June 30, 2002 were $217.1 million, an increase of $7.1 million or 3.4% from $210.0 million at December 31, 2001.

Advances from the Federal Home Loan Bank of Pittsburgh increased $8.0 million to $58.3 million at June 30, 2002 from $50.3 million at December 31, 2001. This increase was the result of additional borrowings to fund securities purchases as discussed above.

Stockholders' equity decreased $2.4 million for the six month period ended June 30, 2002. This decrease was due to treasury stock purchases of $4.2 million and cash dividends paid of $560,000. These decreases to stockholders' equity were partially offset by net income of $1.4 million along with decreases in unallocated ESOP and RSP shares of $126,000 and $28,000 respectively along with increased accumulated other comprehensive income of $785,000.


Results of Operations


Comparison of Operating Results for the Three Months Ended June 30, 2002 and June 30, 2001.

General.
Net income for the three months ended June 30, 2002 increased $176,000 to $725,000, from $549,000 for the three months ended June 30, 2001. This increase was primarily due to increased net interest income of $402,000 along with increased non-interest income of $60,000.These increases to net income were partially offset by increases in non-interest expense, loan loss provisions and income tax provisions of $188,000, $60,000 and $37,000, respectively.

Net Interest Income.
Reported net interest income increased $402,000 or 18.3% for the three months ended June 30, 2002. Net interest income on a tax equivalent basis increased by $451,000 or 19.6%, in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $46.9 million and $24.4 million, respectively). The Company's net interest rate spread decreased 6 basis points to 2.91% for the three months ended June 30, 2002.

Interest Income.
Interest income on a tax equivalent basis totaled $5.1 million for the three months ended June 30, 2002, an increase of $142,000 or 2.8% over the total of $5.0 million for the three months ended June 30, 2001. This increase was primarily due to an increase in the Company's average interest-earning assets of $46.9 million for the three months ended June 30, 2002, partially offset by a 88 basis point decrease in the yield earned. Interest earned on loans increased $59,000 or 2.2%, in 2002. This increase was due to a $15.4 million increase in the average balance of loans, partially offset by a 71 basis point decrease in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $83,000 or 3.5%, in 2002. This increase was due to an increase in the average balance of securities of $31.5 million partially offset by a 95 basis point decrease in the yield earned.

Interest Expense.
Interest expense decreased $308,000 to $2.4 million for the three months ended June 30, 2002. The decrease in interest expense was due to an 82 basis point decrease in the average cost of interest-bearing liabilities to 3.46%, partially offset by a $24.4 million increase in the average balance of interest-bearing liabilities. The $24.4 million increase in the average balance of interest-bearing liabilities was the result of increased deposits of $14.8 million and increased average borrowings of $9.6 million.

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

The provision for loan losses increased by $60,000 to $180,000 for the three months ended June 30, 2002, from $120,000 for the three months ended June 30, 2001. Increases in loans precipitated the increase in the provision for loan losses. At June 30, 2002 and December 31, 2001 the allowance for loan losses represented 1.10% and 1.09%, of loans, respectively. See "Risk Elements."

Non-interest Income.
Total non-interest income increased $60,000 to $287,000 for the three months ended June 30, 2002, from $227,000 for the three months ended June 30, 2001. This increase was primarily due to investment security gains of $45,000 for the three months ended June 30, 2002. There were no investment security gains for the three months ended June 30, 2001.

Non-interest Expense.
Non-interest expense increased $189,000 to $1,735,000 for the three months ended June 30, 2002, from $1,546,000 for the three months ended June 30, 2001. This increase was primarily due to increased compensation and employee benefits of $111,000 which was primarily the result of normal merit increases along with increased ESOP expense due to additional ESOP shares acquired in connection with the conversion and reorganization that was effective December 20, 2001.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and June 30, 2001.

General.
Net income for the six months ended June 30, 2002 increased by $324,000 to $1.4 million from $1.1 million for the six months ended June 30, 2001. This increase was primarily due to increased net interest income of $835,000 along with increased non-interest income of $24,000.These increases to net income were partially offset by increases in non-interest expense, loan loss provisions and income tax provisions of $319,000, $120,000 and $97,000, respectively.

Net Interest Income.
Reported net interest income increased $835,000 or 19.5% for the six months ended June 30, 2002. Net interest income on a tax equivalent basis increased by $920,000 or 20.4%, in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $48.4 million and $25.3 million, respectively). The Company's net interest rate spread decreased 6 basis points to 2.90% for the six months ended June 30, 2002.

Interest Income.
Interest income on a tax equivalent basis totaled $10.2 million for the six months ended June 30, 2002, an increase of $308,000 or 3.1% over the total of $9.9 million for the six months ended June 30, 2001. This increase was primarily due to an increase in the Company's average interest-earning assets of $48.4 million for the six months ended June 30, 2002, partially offset by a 92 basis point decrease in the yield earned. Interest earned on loans increased $161,000 or 3.1%, in 2002. This increase was due to a $15.0 million increase in the average balance of loans, partially offset by a 63 basis point decrease in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $147,000 or 3.2%, in 2002. This increase was due to an increase in the average balance of securities of $33.4 million, partially offset by a 109 basis point decrease in the yield earned.

Interest Expense.
Interest expense decreased $612,000 to $4.8 million for the six months ended June 30, 2002. The decrease in interest expense was due to an 86 basis point decrease in the average cost of interest-bearing liabilities to 3.51%, partially offset by a $25.3 million increase in the average balance of interest-bearing liabilities. The $25.3 million increase in the average balance of interest-bearing liabilities was the result of increased deposits of $13.4 million and increased average borrowings of $11.9 million.

Provision for Losses on Loans.
The provision for loan losses increased by $120,000 to $360,000 for the six months ended June 30, 2002, from $240,000 for the six months ended June 30, 2001. Increases in loans precipitated the increase in the provision for loan losses. At June 30, 2002 and December 31, 2001 the allowance for loan losses represented 1.10% and 1.09% of loans, respectively. See "Comparison of Operating Results for the Three Months Ended June 30, 2002 and June 30, 2001- Provision for Losses on Loans and Risk Elements."

Non-interest Income.
Total non-interest income increased $24,000 to $520,000 for the six months ended June 30, 2002, from $496,000 for the six months ended June 30, 2001.

Non-interest Expense.
Non-interest expense increased $318,000 to $3,423,000 for the six months ended June 30, 2002, from $3,105,000 for the six months ended June 30, 2001. This increase was primarily due to increased compensation and employee benefits of $211,000 which was primarily the result of normal merit increases along with increased ESOP expense due to additional ESOP shares acquired in connection with the conversion and reorganization that was effective December 20, 2001.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At June 30, 2002 the Bank had borrowed $58.3 million of it's $144.6 million maximum borrowing capacity with a remaining borrowing capacity of approximately $86.3 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

At June 30, 2002, the Bank's Tier I risk-based and total risk-based capital ratios were 30.2% and 31.3%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 12.7% at June 30, 2002. Current regulations require a leveraged ratio 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at June 30, 2002 and December 31, 2001. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 399.3% of total non-performing assets at June 30, 2002 and 254.0% at December 31, 2001.


                                               June 30,        December 31,
                                                 2002             2001
                                                 ----             ----
                                                  (Dollars in Thousands)

Loans on nonaccrual basis                        $374               $537
Loans past due 90 days or more                     27                 56
                                                   --                 --

Total non-performing loans                        401                593
                                                  ---                ---

Real estate owned                                   0                  0
                                                    -                  -

Total non-performing assets                      $401               $593
                                                 ====               ====

Total non-performing loans to
  total loans                                   0.28%              0.43%
                                                =====              =====

Total non-performing loans to
  total assets                                  0.12%              0.19%
                                                =====              =====

Total non-performing assets to
  total assets                                  0.12%              0.19%
                                                =====              =====

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in rights of the Company's Security holders.

None.

Item 3.  Defaults by the Company on its senior securities.

None.

Item 4.  Results of Votes of Security Holders.

On May 23, 2002, the Company held its annual meeting of stockholders and the following items were presented:

     Election of Directors Joseph D. Belas, Howard B. Lenox and James P. Wetzel, Jr. for terms of three years ending in 2005. Mr. Belas received 2,938,708 votes in favor and 16,839 votes were withheld. Mr. Lenox received 2,934,477 votes in favor and 21,070 votes were withheld. Mr. Wetzel received 2,939,036 votes in favor and 16,511 votes were withheld.

     Ratification of the appointment of S.R. Snodgrass, A.C. as the Company's independent accountants for the 2002 fiscal year with 2,927,994 votes for, 25,377 votes against, and 2,176 abstentions.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8 - K.

        (h) The following exhibits are filed as part of this report.

                   3.1     Articles of Incorporation of PHSB Financial Corporation*
                   3.2     Bylaws of PHSB Financial Corporation*
                   4.0     Specimen Stock Certificate of PHSB Financial Corporation*
                  10.1     Employment Agreement between Peoples Home Savings Bank and
                           James P. Wetzel, Jr.*
                  10.2     1998 Restricted Stock Plan**
                  10.3     1998 Stock Option Plan**
                  10.4     Employment Agreement between Peoples Home Savings Bank and
                           Richard E. Canonge***
                  99.0     Review Report of Independent Accountants
                  99.1     Certification


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

*** Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the Securities and Exchange Commission on March 28, 2002

     (b)      Reports on Form 8-K.

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 8, 2002





PHSB Financial Corporation
--------------------------
(Registrant)



By: /s/James P. Wetzel, Jr.
---------------------------
James P. Wetzel, Jr.
President and Chief Executive Officer



By: /s/Richard E. Canonge
-------------------------
Richard E. Canonge
Chief Financial Officer and Treasurer