Form 10QSB
period 2002-09-30
PHSB FINANCIAL CORP
filed 2002-11-14
CIK 1158026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             SEC File Number 0-33419
                             -----------------------

                           PHSB Financial Corporation
             ------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days. Yes [X]   No [_]

As of November 8, 2002 there were 3,028,339 shares outstanding of the issuer's class of common stock.

                           PHSB FINANCIAL CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                           Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

Consolidated Balance Sheet (unaudited) as of September 30, 2002
and December 31, 2001                                                        3

Consolidated Statement of Income (unaudited) for the Three
and Nine Months ended September 30, 2002 and 2001                            4

Consolidated Statement of Comprehensive Income (unaudited)
for the Three and Nine Months ended September 30, 2002 and 2001              5

Consolidated Statement of Changes in Stockholders' Equity
(unaudited) for the Nine Months ended September 30, 2002                     6

Consolidated Statement of Cash Flows (unaudited) for the
Nine Months ended September 30, 2002 and 2001                                7

Notes to Consolidated Financial Statements                                   8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9 - 15

   Item 3. Controls and Procedures                                           15

Part II Other Information                                                    16

           Signatures                                                        17

                           PHSB FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                       September 30,    December 31,
                                                             2002           2001
                                                        ------------   ------------
ASSETS
Cash and amounts due from other institutions            $  7,259,048   $  5,988,187
Interest - bearing deposits with other institutions        5,933,023     28,195,161
Investment securities:
      Available for sale                                  32,363,452     22,902,366
      Held to maturity (market value $ 28,036,159
         and $26,516,322)                                 27,646,129     26,259,684
Mortgage - backed securities:
      Available for sale                                  52,718,132     54,603,622
      Held to maturity (market value $ 44,240,893
         and $30,444,092)                                 43,070,166     30,179,631
Loans (net of allowance for loan losses of $1,677,772
      and $1,506,140)                                    164,167,839    137,000,743
Accrued interest receivable                                1,894,466      1,679,032
Premises and equipment                                     4,738,233      5,029,993
Federal Home Loan Bank stock                               2,966,300      2,614,800
Other assets                                                 197,108        929,215
                                                        ------------   ------------

            TOTAL ASSETS                                $342,953,896   $315,382,434
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                $234,188,090   $210,014,644
Advances from Federal Home Loan Bank                      57,324,800     50,324,800
Accrued interest payable and other liabilities             2,267,950      2,208,161
                                                        ------------   ------------

Total liabilities                                        293,780,840    262,547,605
                                                        ------------   ------------

Preferred stock, 20,000,000 shares
  authorized, none issued                                          -              -
Common stock, $.10 par value
  80,000,000 shares authorized,
  3,497,109  shares issued                                   349,711        349,711
Additional paid in capital                                32,288,287     32,229,027
Retained earnings  -  substantially restricted            23,268,946     21,985,576
Accumulated other comprehensive income                     2,093,689        856,798
Unallocated ESOP shares (220,556 and 238,439 shares)      -2,339,338     -2,529,013
Unallocated RSP shares (1,595 and 6,380 shares)              -14,318        -57,270
Treasury stock, at cost (448,710 shares)                  -6,473,921              -
                                                        ------------   ------------

    Total stockholders' equity                            49,173,056     52,834,829
                                                        ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $342,953,896   $315,382,434
                                                        =============  ============

   See accompanying notes to the unaudited consolidated financial statements.

                                           PHSB FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                                                2002          2001               2002          2001
                                                            -----------   -----------        -----------   -----------
INTEREST AND DIVIDEND INCOME
      Loans:
          Taxable                                           $ 2,662,025   $ 2,645,156        $ 7,875,638   $ 7,771,974
          Exempt from federal income tax                        295,607        62,196            498,741       191,771
      Investment securities:
          Taxable                                               422,770       387,436          1,235,175     1,315,584
          Exempt from federal income tax                        208,221       208,424            795,409       632,539
      Mortgage - backed securities                            1,436,947     1,526,416          4,403,806     4,420,763
      Interest - bearing deposits with other institutions        41,681        58,824            141,420       214,979
                                                            -----------   -----------        -----------   -----------
               Total interest income                          5,067,251     4,888,452         14,950,189    14,547,610
                                                            -----------   -----------        -----------   -----------

INTEREST EXPENSE
      Deposits                                                1,762,409     1,967,131          4,993,419     6,094,250
      Advances from Federal Home Loan Bank                      792,655       695,622          2,316,652     1,935,134
                                                            -----------   -----------        -----------   -----------
               Total interest expense                         2,555,064     2,662,753          7,310,071     8,029,384
                                                            -----------   -----------        -----------   -----------

               Net interest income                            2,512,187     2,225,699          7,640,118     6,518,226

PROVISION FOR LOAN LOSSES                                       195,000       130,000            555,000       370,000
                                                            -----------   -----------        -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,317,187     2,095,699          7,085,118     6,148,226
                                                            -----------   -----------        -----------   -----------

NONINTEREST INCOME
      Service charges on deposit accounts                       167,690       147,663            464,893       439,189
      Investment securities gains, net                           98,178             -            148,138        58,118
      Rental income, net                                         25,500        24,827             66,983        74,481
      Other income                                               63,459        84,574            194,396       181,055
                                                            -----------   -----------        -----------   -----------
               Total noninterest income                         354,827       257,064            874,410       752,843
                                                            -----------   -----------        -----------   -----------

NONINTEREST EXPENSE
      Compensation and employee benefits                        982,541       854,983          2,822,891     2,483,910
      Occupancy and equipment costs                             338,762       316,574          1,045,349       992,720
      Data processing costs                                      51,116        43,162            149,134       147,514
      Other expenses                                            378,602       346,095          1,157,067     1,041,262
                                                            -----------   -----------        -----------   -----------
               Total noninterest expense                      1,751,021     1,560,814          5,174,441     4,665,406
                                                            -----------   -----------        -----------   -----------

Income before income taxes                                      920,993       791,949          2,785,087     2,235,663
Income taxes                                                    176,765       221,926            653,765       602,108
                                                            -----------   -----------        -----------   -----------

               NET INCOME                                   $   744,228   $   570,023        $ 2,131,322   $ 1,633,555
                                                            ===========   ===========        ===========   ===========

Earnings Per Share
      Basic                                                 $      0.26   $      0.18        $      0.69   $      0.52
      Diluted                                               $      0.25   $      0.18        $      0.68   $      0.52

Weighted average number of shares outstanding
      Basic                                                   2,912,386     3,156,386          3,098,123     3,165,481
      Diluted                                                 2,965,714     3,162,466          3,147,222     3,166,120

See accompanying notes to the unaudited consolidated financial statements.

                                   PHSB FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                        Three Months Ended September 30,                   Nine Months Ended September 30,
                                         2002                    2001                      2002                     2001
                                 ---------------------   ----------------------    ----------------------  ----------------------
Net Income                                  $  744,228                $ 570,023                $2,131,322              $1,633,555
Other comprehensive income:
      Unrealized gain
        on available for
        sale securities          $782,383                $1,678,559                $2,022,215              $1,869,703
      Less: Reclassification
        adjustment for gain
        included in net income    -98,178                         -                  -148,138                 -58,118
                                 ---------------------   -----------------------   ----------------------  ----------------------
Other comprehensive income
   before tax                                  684,205                 1,678,559                1,874,077               1,811,585
Income tax expense related to
   other comprehensive income                  232,630                   570,711                  637,186                 635,699
                                            ----------                ----------               ----------              ----------
Other comprehensive income,
   net of tax                                  451,575                 1,107,848                1,236,891               1,175,886
                                            ----------                ----------               ----------              ----------
Comprehensive income                        $1,195,803                $1,677,871               $3,368,213              $2,809,441
                                            ==========                ==========               ==========              ==========




See accompanying notes to the unaudited consolidated financial statements.

                                 PHSB FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)


                                                            Accumulated
                                  Additional                  Other       Unallocated  Unallocated               Total      Compre-
                        Common     Paid in       Retained  Comprehensive  Shares Held  Shares Held  Treasury  Stockholders' hensive
                        Stock      Capital       Earnings     Income        by ESOP       by RSP     Stock       Equity      Income
                        -----      -------       --------     ------        -------       ------     -----       ------      ------
Balance,
  December 31, 2001   $349,711   $32,229,027  $21,985,576   $   856,798   -$2,529,013    -$57,270           - $52,834,829

Net Income                                      2,131,322                                                       2,131,322 $2,131,322
Other comprehensive
income :
  Unrealized gain on
    available
    for sale
    securities                                                1,236,891                                         1,236,891  1,236,891
                                                                                                                          ----------
Comprehensive income                                                                                                      $3,368,213
                                                                                                                          ==========
Cash dividends paid
  ($0.25 per share)                              -847,952                                                        -847,952
Treasury stock
  purchased, at cost                                                                               -6,473,921   -6,473,921
ESOP shares earned                    59,260                                  189,675                              248,935
RSP shares earned                                                                          42,952                   42,952
                      --------   -----------  -----------    ----------    ----------     -------  ----------  -----------
Balance,
  September 30, 2002  $349,711   $32,288,287  $23,268,946    $2,093,689   -$2,339,338    -$14,318 -$6,473,921  $49,173,056
                      ========   ===========  ===========    ==========    ==========     =======  ==========  ===========

See accompanying notes to the unaudited consolidated financial statements.

                                   PHSB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                   Nine Months ended September 30,
                                                                       2002              2001
                                                                    ----------        ----------
OPERATING ACTIVITIES
Net income                                                          $2,131,322        $1,633,555
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          555,000           370,000
    Depreciation, amortization and accretion                           520,101           491,918
    Amortization of discounts, premiums and
      loan origination fees                                            959,318           848,460
    Gains on sale of investment securities, net                       -148,138           -58,118
    (Increase) decrease in accrued interest receivable                -215,434             5,481
    Increase in accrued interest payable                               534,159             1,776
    Amortization of ESOP unearned compensation                         248,935            93,456
    Amortization of RSP unearned compensation                           42,952            96,385
    Other, net                                                        -622,734          -465,580
                                                                    ----------        ----------

      Net cash provided by operating activities                      4,005,481         3,017,333
                                                                    ----------        ----------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                             9,728,254         1,862,276
     Proceeds from maturities and principal repayments              17,107,760        17,445,821
     Purchases                                                     -32,502,574       -30,949,366
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments              26,544,194        13,048,938
     Purchases                                                     -40,868,003       -11,699,383
  Increase in loans receivable, net                                -28,546,205        -6,453,806
  Proceeds from sale of repossessed assets                             268,084           333,875
  Purchase of premises and equipment, net                             -228,341          -753,855
  Purchase of Federal Home Loan Bank Stock                            -351,500                 -
                                                                    ----------        ----------

    Net cash used for investing activities                         -48,848,331       -17,165,500
                                                                    ----------        ----------

FINANCING ACTIVITIES
  Net increase in deposits                                          24,173,446         8,339,661
  Advances from Federal Home Loan Bank                              10,000,000        20,000,000
  Repayment of Advances from Federal Home Loan Bank                 -3,000,000        -7,000,000
  Treasury stock purchased                                          -6,473,921          -325,197
  Cash dividends paid                                                 -847,952          -762,145
                                                                    ----------        ----------

    Net cash provided by financing activities                       23,851,573        20,252,319
                                                                    ----------        ----------

    Increase (decrease) in cash and cash equivalents               -20,991,277         6,104,152

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    34,183,348         6,597,161
                                                                    ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $13,192,071       $12,701,313
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

Recent Accounting Standards
---------------------------

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. FAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. The adoption of FAS No. 141 did not have a material effect on the Company's financial position or results of operations.

On January 1, 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. The adoption of FAS No. 142 did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company `s financial statements.

On January 1, 2002, the Company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of FAS No. 144 did not have a material effect on the Company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

On October 1, 2002, the FASB issued FAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Adoption of this statement is not expected to have a material effect on the Companys financial statements.

Cash Flow Information

The Company has defined cash and cash equivalents as cash and amounts due from depository institutions and interest-bearing deposits with other institutions.

For the nine months ended September 30, 2002 and 2001, the Company made cash payments for interest of $6,775,912 and $8,027,608 respectively. The Company also made cash payments for income taxes of $733,977 and $606,925 respectively, during these same periods.

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

Financial Condition

Total assets at September 30, 2002 of $343.0 million represented an increase of $27.6 million or 8.8% from December 31, 2001. This increase was primarily due to increases in loans of $27.2 and securities of $21.8 million, partially offset by a decrease in cash and interest bearing deposits of $21.0 million.

Loans receivable, net at September 30, 2002, of $164.2 million represented an increase of $27.2 million from $137.0 million at December 31, 2001. The increase in the loan portfolio was primarily attributable to seven loans to local school districts for a total of $19.9 million made in 2002. These loans are the result of the Bank's increased focus on serving the financial needs of local municipalities and school districts.

At September 30, 2002, investment securities (available for sale and held to maturity) increased $10.8 million to $60.0 million from $49.2 million at December 31, 2001. Mortgage-backed securities (available for sale and held to maturity) increased $11.0 million to $95.8 million at September 30, 2002 from $84.8 million at December 31, 2001. The total increase of $21.8 million to the investment and mortgage-backed securities portfolios (available for sale and held to maturity) were the result of purchases of $73.4 million which were funded by sales of $9.7 million, maturities of $22.2 million, and principal repayments of $21.4 million along with a net increase in Federal Home Loan Bank advances of $7.0 million. The securities sold were primarily municipal securities. The sales were precipitated by the increase in municipal loans previously mentioned as the Company desires to maximize the tax benefits of these loans and securities. The purchases funded by advances from the Federal Home Loan Bank of Pittsburgh were part of Peoples Home Savings' leverage strategy.

Total deposits after interest credited at September 30, 2002 were $234.2 million, an increase of $24.2 million or 11.5% from $210.0 million at December 31, 2001. This increase in deposits was primarily due to $15.9 million in one year certificates of deposit from local school districts issued in 2002.

Advances from the Federal Home Loan Bank of Pittsburgh increased $7.0 million to $57.3 million at September 30, 2002 from $50.3 million at December 31, 2001. This increase was the result of additional borrowings to fund securities purchases as discussed above.

Stockholders' equity decreased $3.6 million for the nine month period ended September 30, 2002. This decrease was due to treasury stock purchases of $6.5 million and cash dividends paid of $848,000. These decreases to stockholders' equity were partially offset by net income of $2.1 million along with decreases in unallocated ESOP and RSP shares of $190,000 and $43,000 respectively along with increased accumulated other comprehensive income of $1.2 million.


Results of Operations


Comparison of Operating Results for the Three Months Ended September 30, 2002 and September 30, 2001.

General.
Net income for the three months ended September 30, 2002 increased $174,000 to $744,000, from $570,000 for the three months ended September 30, 2001. This increase was primarily due to increases in net interest income of $286,000 and non-interest income of $98,000 along with a decrease in income tax provisions of $45,000.These increases to net income were partially offset by increases in non-interest expense and loan loss provisions of $190,000 and $65,000, respectively.

Net Interest Income.
Reported net interest income increased $286,000 or 12.8% for the three months ended September 30, 2002. Net interest income on a tax equivalent basis increased by $405,000 or 17.1%, in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $57.2 million and $37.0 million, respectively). The Company's net interest rate spread decreased 20 basis points to 2.83% for the three months ended September 30, 2002.

Interest Income.
Interest income on a tax equivalent basis totaled $5.3 million for the three months ended September 30, 2002, an increase of $298,000 or 5.9% over the total of $5.0 million for the three months ended September 30, 2001. This increase was primarily due to an increase in the Company's average interest-earning assets of $57.2 million for the three months ended September 30, 2002, partially offset by an 88 basis point decrease in the yield earned. Interest earned on loans increased $369,000 or 13.5%, in 2002. This increase was due to a $29.4 million increase in the average balance of loans, partially offset by a 59 basis point decrease in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) decreased $71,000 or 3.1%, in 2002. This decrease was due to a 117 basis point decrease in the yield earned partially offset by an increase in the average balance of securities of $27.8 million.

Interest Expense.
Interest expense decreased $108,000 to $2.6 million for the three months ended September 30, 2002. The decrease in interest expense was due to a 68 basis point decrease in the average cost of interest-bearing liabilities to 3.52%, partially offset by a $37 million increase in the average balance of interest-bearing liabilities. The $37.0 million increase in the average balance of interest-bearing liabilities was the result of increased deposits of $28.9 million and increased average borrowings of $8.1 million.

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

The provision for loan losses increased by $65,000 to $195,000 for the three months ended September 30, 2002, from $130,000 for the three months ended September 30, 2001. Increases in loans precipitated the increase in the provision for loan losses. At September 30, 2002 and December 31, 2001 the allowance for loan losses represented 1.01% and 1.09%, of loans, respectively. See "Risk Elements."

Non-interest Income.
Total non-interest income increased $98,000 to $355,000 for the three months ended September 30, 2002, from $257,000 for the three months ended September 30, 2001. This increase was primarily due to investment security gains of $98,000 for the three months ended September 30, 2002. There were no investment security gains for the three months ended September 30, 2001.

Non-interest Expense.
Non-interest expense increased $190,000 to $1,751,000 for the three months ended September 30, 2002, from $1,561,000 for the three months ended September 30, 2001. This increase was primarily due to increased compensation and employee benefits of $128,000 which was primarily the result of normal merit increases along with increased ESOP expense due to additional ESOP shares acquired in connection with the conversion and reorganization that was effective December 20, 2001.

Income Tax Expense
Income tax expense decreased $45,000 to $177,000 for the three months ended September 30, 2002, from $222,000 for the three months ended September 30, 2001. This decrease was primarily due to the increase in tax exempt loans previously mentioned, partially offset by increased pre-tax income.


Comparison of Operating Results for the Nine Months Ended September 30, 2002 and September 30, 2001.

General.
Net income for the Nine months ended September 30, 2002 increased by $497,000 to $2.1 million from $1.6 million for the nine months ended September 30, 2001. This increase was primarily due to increased net interest income of $1.1 million along with increased non-interest income of $121,000. These increases to net income were partially offset by increases in non-interest expense, loan loss provisions and income tax provisions of $509,000, $185,000 and $52,000, respectively.

Net Interest Income.
Reported net interest income increased $1.1 million or 17.2% for the nine months ended September 30, 2002. Net interest income on a tax equivalent basis increased by $1.4 million or 19.6%, in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $51.4 million and $29.2 million, respectively). The Company's net interest rate spread decreased 9 basis points to 2.92% for the nine months ended September 30, 2002.

Interest Income.
Interest income on a tax equivalent basis totaled $15.6 million for the nine months ended September 30, 2002, an increase of $644,000 or 4.3% over the total of $15.0 million for the nine months ended September 30, 2001. This increase was primarily due to an increase in the Company's average interest-earning assets of $51.4 million for the nine months ended September 30, 2002, partially offset by a 90 basis point decrease in the yield earned. Interest earned on loans increased $568,000 or 7.0%, in 2002. This increase was due to a $20.0 million increase in the average balance of loans, partially offset by a 60 basis point decrease in the yield earned. Interest earned on investment and mortgage-backed securities (including securities held for sale) increased $76,000 or 1.1%, in 2002. This increase was due to an increase in the average balance of securities of $31.5 million, partially offset by a 111 basis point decrease in the yield earned.

Interest Expense.
Interest expense decreased $719,000 to $7.3 million for the nine months ended September 30, 2002. The decrease in interest expense was due to an 80 basis point decrease in the average cost of interest-bearing liabilities to 3.51%, partially offset by a $29.2 million increase in the average balance of interest-bearing liabilities. The $29.2 million increase in the average balance of interest-bearing liabilities was the result of increased deposits of $18.6 million and increased average borrowings of $10.6 million.

Provision for Losses on Loans.
The provision for loan losses increased by $185,000 to $555,000 for the nine months ended September 30, 2002, from $370,000 for the nine months ended September 30, 2001. Increases in loans precipitated the increase in the provision for loan losses. At September 30, 2002 and December 31, 2001 the allowance for loan losses represented 1.01% and 1.09% of loans, respectively. See "Comparison of Operating Results for the Three Months Ended September 30, 2002 and September 30, 2001- Provision for Losses on Loans and Risk Elements." Non-interest Income. Total non-interest income increased $121,000 to $874,000 for the nine months ended September 30, 2002, from $753,000 for the nine months ended September 30, 2001.This increase was primarily due to increased Investment securities gains, net of $90,000 for the nine months ended September 30, 2002.

Non-interest Expense.
Non-interest expense increased $509,000 to $5,174,000 for the nine months ended September 30, 2002, from $4,665,000 for the nine months ended September 30, 2001. This increase was primarily due to increased compensation and employee benefits of $339,000 which was primarily the result of normal merit increases along with increased ESOP expense due to additional ESOP shares acquired in connection with the conversion and reorganization that was effective December 20, 2001.

Income Tax Expense
Income tax expense increased $52,000 to $654,000 for the nine months ended September 30, 2002, from $602,000 for the nine months ended September 30, 2001. This increase was primarily due to increased pre-tax income, partially offset by the increase in tax exempt loans previously mentioned.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At September 30, 2002 the Bank had borrowed $57.3 million of it's $164.8 million maximum borrowing capacity with a remaining borrowing capacity of approximately $107.5 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

At September 30, 2002, the Bank's Tier I risk-based and total risk-based capital ratios were 27.1% and 28.2%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 12.1% at September 30, 2002. Current regulations require a leveraged ratio 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at September 30, 2002 and December 31, 2001. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 260.2% of total non-performing assets at September 30, 2002 and 254.0% at December 31, 2001.


                                           September 30,   December 31,
                                                2002            2001
                                           -------------   ------------
                                                (Dollars in Thousands)

Loan on nonaccrual basis                        $448            $537
Loans past due 90 days or more                   197              56
                                                ----            ----

Total non-performing loans                       645             593
                                                ----            ----

Real estate owned                                  0               0
                                                ----            ----

Total non-performing assets                     $645            $593
                                                ====            ====

Total non-performing loans to total loans       0.39%           0.43%
                                                ====            ====

Total non-performing loans to total assets      0.19%           0.19%
                                                ====            ====

Total non-performing assets to total assets     0.19%           0.19%
                                                ====            ====


Item 3.  Controls and Procedures
-------  -----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation  as of a date  within 90 days of the  filing  date of this  Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


--------------------
* Incorporated by reference to Registrant's Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on September 10, 2001 (File No. 333-69180).

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



Date: November 14, 2002





PHSB Financial Corporation
--------------------------
(Registrant)



By: /s/James P. Wetzel, Jr.
    -----------------------


James P. Wetzel, Jr.

President and Chief Executive Officer



By: /s/Richard E. Canonge
    ---------------------



Richard E. Canonge

Chief Financial Officer and Treasurer

                            SECTION 302 CERTIFICATION


         I, James P. Wetzel, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PHSB Financial Corporation,;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002                 /s/James P. Wetzel, Jr.
       -----------------------             -------------------------------------
                                           James P. Wetzel, Jr.
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


         I, Richard E. Canonge, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PHSB Financial Corporation,;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002                 /s/Richard E. Canonge
       --------------------                -------------------------------------
                                           Richard E. Canonge
                                           Chief Financial Officer and Treasurer