Form 10KSB
period 2002-12-31
PHSB FINANCIAL CORP
filed 2003-03-25
CIK 1158026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    December 31, 2002
                          ------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                         Commission file number 0-33419
                                                -------

                           PHSB Financial Corporation
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Pennsylvania                               25-1894708
         ----------------------------------               ----------------------
         (State or Other Jurisdiction                       (I.R.S. Employer
        of Incorporation or Organization)                 Identification No.)

744 Shenango Road, Beaver Falls, Pennsylvania                      15010
----------------------------------------------             ---------------------
(Address of Principal Executive Offices)                         Zip Code

Registrant's telephone number, including area code:     (724) 846-7300
                                                     -------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:     None
                                                                      ----------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.10 per share
                    ----------------------------------------
                                (Title of class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State  issuer's  revenues for its most recent fiscal year.  $21,025,866
                                                                     -----------

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market, on March 7, 2003, was $49.8 million.

         As of March 7, 2003 there were 2,930,749 shares issued and outstanding of the Registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2002. (Part III)

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

                                     PART I

Item 1.  Description of Business

General

         On July 9, 1997, Peoples Home Savings Bank (the "Bank") reorganized from a Pennsylvania mutual savings bank into a mutual holding company structure and formed PHS Bancorp, M.H.C. As part of the reorganization, the Bank became a Pennsylvania chartered stock savings bank and issued shares in a public offering to certain of its depositors and to PHS Bancorp, M.H.C. Additionally, on November 9, 1998, the Bank reorganized into a stock holding company and formed PHS Bancorp, Inc. As part of this reorganization, the Bank's public shareholders and PHS Bancorp, M.H.C. exchanged their shares of common stock for PHS Bancorp, Inc. shares of common stock.

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

                                                                             At December 31,
                                     ----------------------------------------------------------------------------------------------
                                            2002               2001                 2000               1999               1998
                                     ----------------   -----------------    ----------------  ------------------  ----------------
                                        $         %         $         %         $         %        $          %        $        %
                                     -------  -------   --------  -------    -------  -------  --------   -------  --------  ------
                                                                              (In thousands)
Mortgage loans:
  One-to-four family (1)...........   65,395    39.32     61,093    43.94     57,999    44.58    53,184     44.62    49,084   48.88
  Multi-family ....................      752     0.45        723     0.52        755     0.58       388      0.33       554    0.55
  Construction.....................      947     0.57      3,999     2.88      1,778     1.37     1,614      1.36       326    0.32
  Commercial.......................    5,900     3.55      5,224     3.76      2,760     2.12       541      0.45       941    0.94
                                     -------  -------   --------  -------    -------  -------  --------   -------  --------  ------
Total Mortgage loans...............   72,994    43.89     71,039    51.10     63,292    48.65    55,727     46.76    50,905   50.69
                                    --------   ------    -------  -------   --------  -------  --------   -------   -------  ------
Commercial loans:
  Commercial loans.................    1,348     0.81      2,227     1.60      2,461     1.89     4,087      3.43     2,916    2.90
  Tax exempt loans.................   23,584    14.18      4,479     3.22      4,628     3.56       641      0.54       701    0.70
                                    --------  -------   --------   ------   --------  -------  --------   -------  --------  ------
Total Commercial loans.............   24,932    14.99      6,706     4.82      7,089     5.45     4,728      3.97     3,617    3.60
                                    --------  -------   --------   ------   --------  -------   -------   -------  --------  ------
Consumer loans:
  Automobile.......................   54,996    33.06     49,021    35.26     48,361    37.18    48,026     40.29    36,618   36.47
  Consumer credit line.............    6,865     4.13      6,217     4.47      6,130     4.71     5,547      4.65     5,288    5.27
  Other(2).........................    6,532     3.93      6,054     4.35      5,216     4.01     5,161      4.33     3,990    3.97
                                    --------  -------   --------  -------    -------  -------  --------   -------   -------  ------
Total Consumer loans...............   68,393    41.12     61,292    44.08     59,707    45.90    58,734     49.27    45,896   45.71
                                    --------  -------   --------  -------   --------  -------  --------   -------  --------  ------
  Total loans......................  166,319   100.00%   139,037   100.00%   130,088   100.00%  119,189    100.00%  100,418  100.00%
                                               ======              ======              ======              ======            ======
Less:
  Loans in process.................      915               2,221               1,204                707                 219
  Deferred loan fees...............   (1,948)             (1,691)             (1,588)            (1,623)             (1,002)
  Allowance for losses on loans....    1,684               1,506               1,455              1,360               1,287
                                    --------            --------             -------           --------             -------
    Total loans, net............... $165,668            $137,001            $129,017           $118,745             $99,914
                                    ========            ========            ========           ========             =======

--------------------
(1)  Includes home equity and junior lien mortgage loans.
(2) Consists primarily of student loans held for sale and secured and unsecured personal loans.

         Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2002. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $67.5 million for the year ended December 31, 2002. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                              1-4 Family Other
                                 Real Estate      Real Estate   Commercial
                                  Mortgages        Mortgages       Loans      Consumer     Total
                                  ---------        ---------       -----      --------     -----
                                                              (In thousands)
Amounts Due:
Less than 1 year..............   $    170          $   405      $ 17,332     $ 5,636    $ 23,543
After 1 year:
  1 to 3 years................        290              863         1,983      14,576      17,712
  3 to 5 years................        285            1,142         3,895      34,341      39,663
  5 to 10 years...............      2,024            2,155         1,100      12,314      17,593
  Over 10 years...............     63,573            2,087           622       1,526      67,808
                                 --------          -------      --------    --------    --------
Total due after one year......     66,172            6,247         7,600      62,757     142,776
                                 --------          -------      --------    --------    --------
Total amount due..............   $ 66,342          $ 6,652      $ 24,932    $ 68,393    $166,319
                                 ========          =======      ========    ========    ========

         The following table sets forth as of December 31, 2002, the dollar amount of all loans due after December 31, 2003, based upon fixed rates of interest or floating or adjustable interest rates.


                                                 Floating or
                                                  Adjustable
                               Fixed Rates          Rates              Total
                               -----------          -----              -----
                                                (In thousands)
One-to-four family.........     $ 65,210             $  962          $ 66,172
Other mortgage loans.......        5,842                405             6,247
Commercial.................        7,078                522             7,600
Consumer...................       62,423                334            62,757
                                --------             ------          --------
    Total..................     $140,553             $2,223          $142,776
                                ========             ======          ========

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

         Pursuant to underwriting guidelines adopted by the Board of Directors the Company's maximum loan to value ratio is 95% of the lower of sales price or appraised value. Private mortgage insurance must be obtained on all residential loans for which loan-to-value ratios exceed 80%. Property appraisals on the real estate and improvements securing single-family residential loans are made by qualified independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Company obtains title insurance policies on all first mortgage real estate loans originated.

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

         Included in the Company's one- to- four family loan portfolio are home equity loans and second mortgage loans. Home equity and second mortgage loans are generally fixed rate with interest rates based on market rates. In most instances, the Company holds the first lien on a second mortgage. At December 31, 2002, such loans totaled $7.9 million, or 11.9% of the Company's one-to-four family portfolio.

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

         Tax exempt Loans. Tax exempt loans primarily consist of loans to local municipalities and school districts. These loans generally are deemed to entail less risk than that which is involved with other types of lending because the taxing powers of these entities permits them to raise taxes to cover their obligations. Tax exempt loans are generally written with terms up to five years and are generally secured by the taxes and receipts of the municipalities and school districts.

         Consumer Loans. Consumer loans primarily consist of indirect automobile loans. Indirect automobile loans are generally originated with terms of up to 6 years depending on the age of the automobiles. Indirect automobile loans are underwritten by the Company and a fee is remitted to the automobile dealer upon the successful underwriting and closing of the loan. The fee is rebated to the Company, on a pro rata basis, if the loan is repaid within the first six months and in full if the loan defaults. The Company generally does not have recourse against the automobile dealer in the event of a default by the borrower. Each indirect auto loan is originated in accordance with the Company's underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. Indirect automobile loans are secured by the new or used automobile. Loans secured by assets that depreciate rapidly, such as automobiles, are generally considered to entail greater risks than one-to- four family residential loans.

         The Company's other consumer loans include credit card loans, student loans, and secured and unsecured personal loans. Secured consumer loans are generally collateralized by secondary liens on real estate. Unsecured consumer loans are only made up to $35,000.

         Loan Solicitation and Processing. The Company's primary source of mortgage loan applications is referrals from existing or past customers. The Company also solicits loan applications from real estate brokers, contractors, and call-ins and walk-ins to its offices. The Company advertises in local newspapers for first mortgage and home equity loans.

         Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser. In connection with the loan approval process, the Bank's loan officers analyze the loan applications and the property involved. All residential, home equity, multi-family, construction and commercial real estate loans are processed at the Company's main office by the Company's loan servicing department. The Board of Directors approves all loans over $100,000.

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

         Loan Commitments. The Company, generally grants commitments to fund fixed-rate single-family mortgage loans for periods of up to 90 days at a specified term and interest rate. At December 31, 2002, total aggregate commitments to extend credit were $25.8 million.

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

         Non-performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("FAS") 15 and no impaired loans within the meaning of FAS 114, as amended by FAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $30,000 for the year ended December 31, 2002, of which $12,000 was collected.

                                                            At December 31,
                                                  ------------------------------------
                                                  2002   2001    2000     1999    1998
                                                  ----   ----    ----     ----    ----
                                                             (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to -four family ........................   $ 99    $182    $201    $214    $204
  All other mortgage loans ....................    134      --      --      --      --
Non-mortgage loans:
  Commercial ..................................     12     169     206      --      20
  Consumer ....................................    126     186     175     210     168
                                                  ----    ----    ----    ----    ----
Total .........................................   $371    $537    $582    $424    $392
                                                  ----    ----    ----    ----    ----
Accruing loans which are contractually
  past due 90 days or more:
Mortgage loans:
  One- to -four family ........................   $ --    $ --    $ --    $ --    $ 10
  All other mortgage loans ....................     --      --      --      --      --
Non-mortgage loans:
  Commercial ..................................     --      --      --      --      --
  Consumer ....................................     47      56      83      73     125
                                                  ----    ----    ----    ----    ----
Total .........................................   $ 47    $ 56      83      73    $135
                                                  ----    ----    ----    ----    ----
Total non-performing loans ....................   $418    $593    $665    $497    $527
Real estate owned .............................   $ 26    $ --      --      --      --
                                                  ----    ----    ----    ----    ----
Total non-performing assets ...................   $444    $593    $665    $497    $527
                                                  ====    ====    ====    ====    ====
Total non-performing loans to total loans......   0.25%   0.43%   0.51%   0.42%   0.52%
                                                  ====    ====    ====    ====    ====
Total non-performing assets to total assets....   0.13%   0.19%   0.25%   0.19%   0.22%
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


                                     At December 31, 2002
                                     --------------------
                                        (In thousands)
Special Mention..............              $   767
Substandard..................                  681
Doubtful ....................                   30
Loss ........................                   --
                                           -------
                                           $ 1,478
                                           =======

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

         The historical loss experience model that is used to establish the loan loss factors for both classified and non-classified loans is designed to be self-correcting by taking into account our recent loss experience. Pooled loan loss factors are adjusted quarterly, if necessary, based upon the level of net charge-offs expected by management. Furthermore, the Company's methodology permits adjustments to any loss factor used in the computation of the allowance in the event that, in management's judgement, significant conditions which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors.

         The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth certain information regarding the Company's allowance for loan losses at the dates indicated.

                                                           For the Year Ended December 31,
                                         -----------------------------------------------------------------
                                            2002          2001          2000          1999          1998
                                         ---------     ---------     ---------     ---------     ---------
                                                                   (In thousands)
Total loans outstanding ..............   $ 166,319     $ 139,037     $ 130,088     $ 119,189     $ 100,418
                                         =========     =========     =========     =========     =========
Average loans outstanding ............   $ 154,349     $ 131,878     $ 125,964     $ 111,050     $  99,253
                                         =========     =========     =========     =========     =========
Allowance balance (at beginning of
  period) ............................   $   1,506     $   1,455     $   1,360     $   1,287     $   1,394
Provision for loan losses ............         735           520           555           410           365
Charge-offs:
  Mortgage loans (except
    commercial) ......................          21            --             8            15            23
  Commercial mortgages ...............          --            --            --            --            --
  Commercial .........................          10            --            --            --             9
  Consumer ...........................         594           498           503           373           495
                                         ---------     ---------     ---------     ---------     ---------
                                               625           498           511           388           527
                                         ---------     ---------     ---------     ---------     ---------
Recoveries
   Mortgage loans (except commercial)           (7)           --            (1)           (1)          (12)
   Commercial mortgage loans .........          --            --            --            --            --
   Commercial ........................          (1)           --            --            --            --
   Consumer ..........................         (60)          (29)          (50)          (50)          (43)
                                         ---------     ---------     ---------     ---------     ---------
                                               (68)          (29)          (51)          (51)          (55)
                                         ---------     ---------     ---------     ---------     ---------
Net loans charged-off ................         557           469           460           337           472
                                         ---------     ---------     ---------     ---------     ---------
Allowance balance, at end of period ..   $   1,684     $   1,506     $   1,455     $   1,360     $   1,287
                                         =========     =========     =========     =========     =========
Allowance for loan losses as a percent
  of total loans outstanding .........        1.01%         1.08%         1.12%         1.14%         1.28%
                                         =========     =========     =========     =========     =========
Net loans charged-off as a percent of
  average loans outstanding ..........        0.36%         0.36%         0.37%         0.30%         0.48%
                                         =========     =========     =========     =========     =========

         Allocation of Allowance for Loan Losses. The following table sets forth the breakdown of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowances to absorb losses in any category.

                                                                    At December 31,
                 -------------------------------------------------------------------------------------------------------------------
                           2002                    2001                   2000                     1999                     1998
                 -------------------------------------------------------------------------------------------------------------------
                         % of loans in           % of loans in          % of loans in          % of loans in          % of loans in
                         each category           each category          each category          each category          each category
                 Amount  to total loans  Amount  to total loans Amount  to total loans Amount  to total loans Amount  to total loans
                 ------  --------------  ------  -------------- ------  -------------- ------  -------------- ------  --------------
                                                                    (In thousands)
Mortgage
  loans........  $  255        43.89%    $  259        51.10%   $  260     48.65%      $  266        46.76%   $  285        50.69%
Commercial
  loans
  and lease
  financing
  receivables..     417        14.99        282         4.82       197      5.45          122         3.97       72          3.60
Consumer
  loans........   1,012        41.12        965        44.08       998     45.90          972        49.27      930         45.71
                 ------       ------     ------       ------    ------    ------       ------       ------    ------       ------
                 $1,684       100.00%    $1,506       100.00%   $1,455    100.00%      $1,360       100.00%   $1,287       100.00%
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

         Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At December 31, 2002, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder's equity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2002, Company had securities classified as "held to maturity" and "available for sale" in the amount of $89.6 million and $71.4 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2002, the Company's securities available for sale had an amortized cost of $68.0 million and market value of $71.4 million. The changes in market value in the Company's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Company's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2002, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) investment grade corporate bonds and commercial paper, (viii) real estate mortgage investment conduits, and (ix) equity securities. The Board of Directors may authorize additional investments.

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

         The following tables set forth the carrying value of the Company's investment securities held to maturity, securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.

                                                              At December 31,
                                                        ---------------------------
                                                         2002      2001      2000
                                                        -------   -------   -------
                                                              (In thousands)
Investment and mortgage-backed
securities held to maturity:
  U.S. Government agency securities .................   $16,750   $23,490   $15,221
  Obligations of states and political subdivisions ..     2,525     2,769     2,555
  Mortgage-backed securities ........................    70,346    30,180    38,780
                                                        -------   -------   -------
     Total investment and  mortgage-backed securities    89,621    56,439    56,556
  Interest-bearing deposits .........................     1,284    28,195     5,094
  FHLB stock ........................................     3,620     2,615     2,615
                                                        -------   -------   -------
     Total investments ..............................   $94,525   $87,249   $64,265
                                                        =======   =======   =======


                                                              At December 31,
                                                        ---------------------------
                                                         2002      2001      2000
                                                        -------   -------   -------
                                                              (In thousands)
Investment and mortgage-backed
securities available for sale:
  U.S. Government treasury securities ...............   $ 6,999   $ 1,037   $ 2,005
  U.S. Government agency securities .................     1,109     1,089     7,035
  Real estate mortgage investment conduits ..........        25        36        45
  Obligations of states and political subdivision ...    13,658    19,217    15,622
  Corporate obligations .............................     1,112        --        --
  Equity Securities .................................     4,330     1,523       107
  Mortgage-backed securities ........................    44,137    54,604    38,415
                                                        -------   -------   -------
     Total ..........................................   $71,370   $77,506   $63,229
                                                        =======   =======   =======

                                       15

Investment and Mortgage-Backed Securities Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 2002. The table does not include interest bearing deposits or FHLB stock and does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                                                            Total Investment and
                          One Year or Less   One to Five Years  Five to Ten Years  More than Ten Years   Mortgage-backed Securities
                         ------------------- ----------------- ------------------- -------------------  ---------------------------
                          Carrying  Average Carrying  Average  Carrying   Average  Carrying   Average   Carrying   Average   Market
                            Value   Yield(1)  Value   Yield(1)  Value     Yield(1)  Value     Yield(1)    Value    Yield(1)  Value
                            -----   --------  -----   --------  -----     --------  -----     --------    -----    --------  -----
                                                                        (In thousands)
Held to Maturity:
U.S. Government
  agency securities....... $ 8,000    2.56%  $ 3,151     4.90%  $ 4,399      1.82%   $1,200      1.82%   $16,750     2.75%  $17,017
Obligations of
  states and political
  subdivisions............     270    7.22       498     7.19        --        --     1,757      7.39      2,525     7.33     2,594
Mortgage-backed
  securities..............      --      --     9,755     5.00    40,680      4.80    19,911      6.49     70,346     5.31    71,827
                           -------    ----    ------     ----    ------      ----   -------      ----    -------     ----   -------
    Total................. $ 8,270    2.71%  $13,404     5.06%  $45,079      4.51%  $22,868      6.31%   $89,621     4.89%  $91,438
                           =======    ====   =======     ====   =======      ====   =======      ====    =======     ====   =======
Available for sale:
U.S. Government
  treasury obligations.... $ 6,999    2.25% $     --       --%  $    --        --%  $    --        --%    $6,999     2.25%   $6,999
U.S. Government agency
  securities..............      --      --     1,109     7.29        --        --        --        --      1,109     7.29     1,109
Obligations of states
  and political
  subdivisions............     509    8.47     3,323     7.60        --        --     9,826      7.73     13,658     7.73    13,658
Corporate securities......      --      --     1,112     5.20        --        --        --        --      1,112     5.20     1,112
Real estate mortgage
  investment conduits.....      --      --        --       --        --        --        25      2.37         25     2.37        25
Equity securities.........   4,330    3.64        --       --        --        --        --        --      4,330     3.64     4,330
Mortgage-backed
  securities..............       1    8.00        25     8.23     1,054      7.78    43,057      6.84     44,137     6.86    44,137
                           -------    ----    ------     ----    ------      ----   -------      ----    -------     ----   -------
    Total................. $11,839    3.03%   $5,569     7.06%   $1,054      7.78%  $52,908      7.00%   $71,370     6.36%  $71,370
                           =======    ====    ======     ====    ======      ====   =======      ====    =======     ====   =======

---------------------
(1) Average yields on tax exempt obligations have been computed on a tax equivalent basis assuming a 34% tax reate.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates paid by us on deposits are set weekly at the direction of the Board of Directors. Interest rates are determined based on the Company's liquidity requirements, interest rates paid by the Company's competitors, and the Company's growth goals and applicable regulatory restrictions and requirements. At December 31, 2002, the Company had no brokered deposits.

         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.


                                                         Certificates
      Maturity Period                                     of Deposits
      ---------------                                    ------------
                                                        (In thousands)

      Less than 90 days.............................       $ 3,985
      3 months to 6 months..........................        14,998
      6 months to 1 year............................         8,534
      Greater than 1 year...........................         6,575
                                                           -------
        Total certificates of deposit with
           balances of $100,000 or more.............       $34,092
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


                                                   At or For the Years
                                                    Ended December 31,
                                              -----------------------------
                                                2002       2001       2000
                                              -------    -------    -------

(In thousands)

FHLB advances:
  Average outstanding .....................   $57,862    $47,592    $41,692
                                              =======    =======    =======
  Maximum amount outstanding at any
    month-end during the year .............    66,325     51,195     44,295
                                              =======    =======    =======
  Weighted average interest rate during
     the year .............................      5.35%      5.53%      5.77%
                                              =======    =======    =======
  Total FHLB advances at end of period....     61,008     50,325     36,195
                                              =======    =======    =======
  Weighted Year End Rate ..................      4.93%      5.41%      5.72%
                                              =======    =======    =======

Personnel

         As of December 31, 2002, the Company had 78 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

Subsidiaries

         The only direct subsidiary of the Company is the Bank. The Bank has one wholly-owned subsidiary, HOMECO, a Pennsylvania corporation. HOMECO has been inactive since 1993.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         General. The Company, as a bank holding company under the Bank Holding Company Act of 1956, as amended, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Company is also required to file annually a report of its operations with the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

         Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the Company would directly or indirectly own or control more than 5% of such shares.

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

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

         Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve's bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act and (2) any non-banking activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

         Financial Modernization. The Gramm-Leach-Bliley Act, which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The

Company has not submitted notice to the Federal Reserve of our intent to be deemed a financial holding company.

         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation. See "Regulation of the Bank - Regulatory Capital Requirements."

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

         Pennsylvania Savings Bank Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         The code also provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund and
(2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to us by the code is significantly restricted by the Federal Deposit Insurance Act.

         Federal Deposit Insurance. The Federal Deposit Insurance Corporation is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Federal Deposit Insurance Corporation administers two separate insurance funds, the Bank Insurance Fund, which generally insures commercial bank and state savings bank deposits, and the Savings Association Insurance Fund, which generally insures savings association deposits. The Bank, which was previously a state savings association, remains a member of the Savings Association Insurance Fund and its deposit accounts are insured by the Federal Deposit Insurance Corporation, up to prescribed limits.

         The Federal Deposit Insurance Corporation is authorized to establish separate annual deposit insurance assessment rates for members of the Bank Insurance Fund and the Savings Association Insurance Fund, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the Federal Deposit Insurance Corporation is authorized to levy emergency special assessments on Bank
Insurance Fund and Savings Association Insurance Fund members. The Federal Deposit Insurance Corporation's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation, with the assessment rate for most institutions set at 0%.

         In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2002 is approximately .0175% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At December 31, 2002, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         The Federal Deposit Insurance Corporation's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the Federal Deposit Insurance Corporation's regulation, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain mortgage and non-mortgage servicing assets and purchased credit card relationships.

         The Federal Deposit Insurance Corporation's regulations also require that state-chartered, non- member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The Federal Deposit Insurance Corporation's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to termination of deposit insurance.

         The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of December 31, 2002.

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

         As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2002, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2002, the Bank met its reserve requirements.

         Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2002, the Bank's loans-to-one borrower limitation was $6.5 million and was in compliance with such limitation.

Item  2.  Description of Property
--------  -----------------------

         (a)      Properties

                  At December 31, 2002, the Company operated from its main office, 9 branch offices and an administrative office located in the counties of Beaver and Lawrence, Pennsylvania. All offices are owned except for one branch office. The lease has an initial term of 10 years, with a renewal option for additional years.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
-------  ---------------------------------------------------

         On December 23, 2002, the Registrant held a special meeting of stockholders to approve the PHSB Financial Corporation 2002 Stock Option Plan and the Peoples Home Savings Bank 2002 Restricted Stock Plan. The proposals were approved by the following votes:


                                        FOR          AGAINST       ABSTAIN
                                        ---          -------       -------
2002 Stock Option Plan               1,583,395       173,352        40,708
2002 Restricted Stock Plan           1,512,195       237,210        48,050

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Market Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2002 ("Annual Report") and is incorporated herein by reference.

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

Item 7.  Financial Statements
-------  --------------------

         The   Registrant's   financial   statements   listed  in  Item  13  are
incorporated herein by reference from the Annual Report.

Item 8.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
------- ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------  ----------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

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

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
               Plans

         Set forth below is information as of December 31, 2002 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.


                                                        EQUITY COMPENSATION PLAN INFORMATION
                                                (a)                      (b)                         (c)
                                                                                             Number of securities
                                       Number of securities        Weighted-average        remaining available for
                                         to be issued upon        exercise price of         future issuance under
                                            exercise of              outstanding          equity compensation plans
                                       outstanding options,       options, warrants         (excluding securities
                                        warrants and rights           and rights           reflected in column (a))
                                        -------------------           ----------           ------------------------
Equity compensation plans
approved by shareholders:
  2002 Stock Option Plan............           154,000                  $15.51                           --
  2002 Restricted Stock Plan........               n/a                     n/a                           --
  1998 Stock Option Plan............           159,129                  $ 9.22                           --
  1998 Restricted Stock Plan........               n/a                     n/a                           --
Equity compensation
  plans not approved by
  shareholders(1):                                 n/a                     n/a                          n/a
                                               -------                   -----                       ------
     TOTAL.........................            313,129                  $12.31                           --
                                               =======                   =====                      =======

------------------
(1)  Not applicable.


Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
--------  --------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The consolidated balance sheet of PHSB Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C., independent accountants.

         2.       The following exhibits are included in this Report or incorporated herein by reference:

                   3.1     Articles of Incorporation of PHSB Financial Corporation*
                   3.2     Bylaws of PHSB Financial Corporation*
                   4.0     Specimen Stock Certificate of PHSB Financial Corporation*
                  10.1     Employment Agreement between Peoples Home Savings Bank and
                           James P. Wetzel, Jr.*
                  10.2     1998 Restricted Stock Plan***
                  10.3     1998 Stock Option Plan***
                  10.4     Employment Agreement between Peoples Home Savings Bank and Richard E.
                           Canonge**
                  10.5     2002 Stock Option Plan***
                  10.6     2002 Restricted Stock Plan***
                  13.0     Portions of Annual Report to Stockholders for the fiscal year ended December 31,
                           2002
                  21.0     Subsidiaries of the Registrant (see "Item 1 - Business")
                  23.0     Consent of Accountants
                  99       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Registrant's Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on September 10, 2001 (File No. 333-69180).
** Incorporated by reference to the identically numbered exhibit on Form 10-KSB filed with the SEC on March 28, 2002.
*** Incorporated by reference into the Registrant's Registration Statement on Form S-8 (333-102559) filed with the Securities and Exchange Commission on January 17, 2003.

         (b)      Reports on Form 8-K.

                  None

Item 14. Controls and Procedures
--------------------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 25, 2003.

                                                PHSB FINANCIAL CORPORATION


                                       By:      /s/James P. Wetzel, Jr.
                                                --------------------------------
                                                James P. Wetzel, Jr.
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 25, 2003.


/s/James P. Wetzel, Jr.                       /s/Richard E. Canonge
------------------------------------          ----------------------------------
James P. Wetzel, Jr.                          Richard E. Canonge
President, Chief Executive Officer            Vice President, Treasurer, and
  and Director                                 Chief Financial Officer
(Principal Executive Officer)                 (Principal Financial Officer)


/s/Joseph D. Belas
------------------------------------          ----------------------------------
Joseph D. Belas                               Douglas K. Brooks
Director                                      Director

/s/Emlyn Charles                              /s/John C. Kelly
------------------------------------          ----------------------------------
Emlyn Charles                                 John C. Kelly
Director                                      Director


/s/John M. Rowse                              /s/Howard B. Lenox
------------------------------------          ----------------------------------
John M. Rowse                                 Howard B. Lenox
Director                                      Director

                            SECTION 302 CERTIFICATION


     I, James P. Wetzel, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of PHSB Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 25, 2003                  /s/James P. Wetzel, Jr.
                                       -----------------------------------------
                                       James P. Wetzel, Jr.
                                       President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I,   Richard E. Canonge, certify that:

1. I have reviewed this annual report on Form 10-KSB of PHSB Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 25, 2003                         /s/Richard E. Canonge
                                              ----------------------------------
                                              Richard E. Canonge
                                              Chief Financial Officer