Form 10-Q
period 2003-03-31
PHSB FINANCIAL CORP
filed 2003-05-14
CIK 1158026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             SEC File Number 0-33419
             ------------------------------------------------------

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


                                744 Shenango Road
                                  P.O. Box 1568
                        Beaver Falls, Pennsylvania 15010
                                (724) 846 - 7300
             ------------------------------------------------------
                        (Address, including zip code, and
                        telephone number, including area
                      code of Principal Executive Offices)

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.
Yes [X] No [ ]

Indicate by check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 5, 2003 there were 2,924,505 shares outstanding of the issuer's class of common stock.

                           PHSB FINANCIAL CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------

Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of March 31, 2003
           and December 31, 2002                                            3

           Consolidated Statement of Income (unaudited) for the Three
           Months ended March 31, 2003 and 2002                             4

           Consolidated Statement of Comprehensive Income (unaudited)
           for the Three Months ended March 31, 2003 and 2002               5

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Three Months ended March 31, 2003            6

           Consolidated Statement of Cash Flows (unaudited) for the
           Three Months ended March 31, 2003 and 2002                       7

           Notes to Consolidated Financial Statements                     8 - 11


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12 - 16

   Item 3. Quantitative and Qualitative Disclosure About Market Risk       17

   Item 4. Controls and Procedures                                         18

Part II Other Information                                                19 - 20

Signatures                                                                 21

                           PHSB FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                   March 31,            December 31,
                                                                     2003                    2002
                                                               -------------            ------------
ASSETS
Cash and amounts due from other institutions                    $  8,195,465            $  6,938,217
Interest-bearing deposits with other institutions                  2,116,696               1,283,752
                                                                ------------            ------------
Cash and cash equivalents                                         10,312,161               8,221,969
Investment securities:
      Available for sale                                          19,218,944              27,233,227
      Held to maturity (market value $ 14,020,460
         and $19,611,078)                                         13,689,778              19,274,753
Mortgage - backed securities:
      Available for sale                                          36,182,303              44,137,225
      Held to maturity (market value $ 87,345,531
         and $71,826,914)                                         85,923,044              70,346,358
Loans (net of allowance for loan losses of $1,703,691
      and $1,683,596)                                            167,013,612             165,668,214
Accrued interest receivable                                        2,237,790               1,998,773
Premises and equipment                                             4,502,177               4,604,005
Federal Home Loan Bank stock                                       3,874,300               3,620,300
Other assets                                                         565,276                 431,881
                                                                ------------            ------------
            TOTAL ASSETS                                        $343,519,385            $345,536,705
                                                                ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                        $237,410,353            $232,366,672
Advances from Federal Home Loan Bank                              56,257,800              61,007,800
Accrued interest payable and other liabilities                     2,977,312               2,802,061
                                                                ------------            ------------

            Total liabilities                                    296,645,465             296,176,533
                                                                ------------            ------------

Preferred stock, 20,000,000 shares authorized, none issued                 -                       -
Common stock, $.10 par value 80,000,000 shares authorized,
      3,497,109  shares issued                                       349,711                 349,711
Additional paid in capital                                        32,289,744              32,329,518
Retained earnings  -  substantially restricted                    23,920,381              23,571,132
Accumulated other comprehensive income                             1,890,419               2,197,377
Unallocated ESOP shares (208,634 and 214,595 shares)              (2,212,880)             (2,276,111)
Unallocated RSP shares (45,650 shares)                              (708,032)                      -
Treasury stock, at cost (580,560 and 471,357 shares)              (8,655,423)             (6,811,455)
                                                                ------------            ------------

            Total stockholders' equity                            46,873,920              49,360,172
                                                                ------------            ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $343,519,385            $345,536,705
                                                                ============            ============

   See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                          Three Months Ended March 31,
                                                               2003         2002
                                                            ----------   ----------
INTEREST AND DIVIDEND INCOME
      Loans:
          Taxable                                           $2,600,235   $2,623,227
          Exempt from federal income tax                       310,414       99,911
      Investment securities:
          Taxable                                              238,908      374,829
          Exempt from federal income tax                       188,596      285,931
      Mortgage - backed securities                           1,440,659    1,450,762
      Interest - bearing deposits with other institutions       10,169       68,024
                                                            ----------   ----------
               Total interest and dividend income            4,788,981    4,902,684
                                                            ----------   ----------

INTEREST EXPENSE
      Deposits                                               1,601,447    1,640,847
      Advances from Federal Home Loan Bank                     736,841      729,558
                                                            ----------   ----------
               Total interest expense                        2,338,288    2,370,405
                                                            ----------   ----------

               Net interest income                           2,450,693    2,532,279

PROVISION FOR LOAN LOSSES                                      190,000      180,000
                                                            ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          2,260,693    2,352,279
                                                            ----------   ----------

NONINTEREST INCOME
      Service charges on deposit accounts                      160,220      144,249
      Investment securities gains, net                         176,144        5,399
      Rental income, net                                        25,500       23,327
      Other income                                              68,381       59,534
                                                            ----------   ----------
               Total noninterest income                        430,245      232,509
                                                            ----------   ----------

NONINTEREST EXPENSE
      Compensation and employee benefits                     1,064,011      909,116
      Occupancy and equipment costs                            358,918      351,590
      Data processing costs                                     48,010       49,158
      Other expenses                                           402,175      378,856
                                                            ----------   ----------
               Total noninterest expense                     1,873,114    1,688,720
                                                            ----------   ----------

Income before income taxes                                     817,824      896,068
Income taxes                                                   166,000      234,000
                                                            ----------   ----------

               NET INCOME                                   $  651,824   $  662,068
                                                            ==========   ==========

Earnings Per Share
      Basic                                                 $     0.24   $     0.20
      Diluted                                               $     0.23   $     0.20

Weighted average number of shares outstanding
      Basic                                                  2,746,632    3,254,892
      Diluted                                                2,823,985    3,298,347


See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                 Three Months Ended March 31,
                                                                                   2003                    2002
                                                                           ----------------------   ----------------------
Net Income                                                                             $ 651,824                $ 662,068
Other comprehensive income (loss):
      Unrealized loss on available for sale securities                     $(288,944)               $(409,124)
      Less: Reclassification adjustment for gain included in net income     (176,144)                  (5,399)
                                                                            ---------------------    ---------------------
Other comprehensive loss before tax                                                     (465,088)                (414,523)
Income tax benefit related to other comprehensive loss                                  (158,130)                (140,938)
                                                                                        ---------                ---------
Other comprehensive loss, net of tax                                                    (306,958)                (273,585)
                                                                                        ---------                ---------
Comprehensive income                                                                   $ 344,866                $ 388,483
                                                                                        =========                =========

See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                                            Accumu-
                                                            lated
                                                            Other
                                  Additional                Compre-    Unallocated   Unallocated                 Total      Compre-
                        Common      Paid in     Retained    hensive    Shares Held   Shares Held  Treasury   Stockholders'  hensive
                        Stock       Capital     Earnings    Income      by ESOP       by RSP       Stock        Equity     Income
                       --------  ----------- -----------   ---------- -------------  ---------------------- -------------   ------
Balance,
  December
  31, 2002       2     $349,711  $32,329,518  $23,571,132  $2,197,377 ($2,276,111)    $       -  ($6,811,455) $49,360,172

Net Income                                        651,824                                                         651,824  $651,824
Other
  comprehensive
  income:
  Unrealized loss
     on available
     for sale
     securities                                              (306,958)                                           (306,958) (306,958)
                                                                                                                           --------
  Comprehensive
     income                                                                                                                $344,866
                                                                                                                           ========
Cash dividends paid
  ($0.10 per share)                              (302,575)                                                       (302,575)
Treasury stock
  purchased, at cost                                                                              (1,843,968)  (1,843,968)
Common stock acquired
  by RSP                             (76,568)                                          (771,158)                 (847,726)
ESOP shares earned                    36,794                               63,231                                 100,025
RSP shares earned                                                                        63,126                    63,126
                       --------  -----------  -----------  ---------- -----------     ---------  -----------  -----------
Balance,
  March 31, 2003       $349,711  $32,289,744  $23,920,381  $1,890,419 ($2,212,880)    ($708,032) ($8,655,423) $46,873,920
                       ========  ===========  ===========  ========== ===========     =========  ===========  ===========



See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  Three Months ended March 31,
                                                                       2003            2002
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net income                                                        $    651,824    $    662,068
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          190,000         180,000
    Depreciation, amortization and accretion                           151,148         169,282
    Amortization of discounts, premiums and
      loan origination fees                                            408,299         284,729
    Gains on sale of investment securities, net                       (176,144)         (5,399)
    Increase in accrued interest receivable                           (239,017)       (218,807)
    Increase in accrued interest payable                               148,701         156,196
    Amortization of ESOP unearned compensation                         100,025          78,030
    Amortization of RSP unearned compensation                           63,126          14,317
    Other, net                                                         (41,243)         15,998
                                                                  ------------    ------------

      Net cash provided by operating activities                      1,256,719       1,336,414
                                                                  ------------    ------------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                             1,322,391          74,999
     Proceeds from maturities and principal repayments              15,555,827       5,249,577
     Purchases                                                      (1,215,825)    (26,560,640)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments              15,290,652       7,585,020
     Purchases                                                     (25,366,693)    (15,695,819)
  Increase in loans receivable, net                                 (1,876,150)     (5,975,510)
  Proceeds from sale of repossessed assets                             127,179          84,586
  Purchase of premises and equipment                                   (49,320)       (122,329)
  Purchase of Federal Home Loan Bank Stock                            (254,000)       (401,500)
                                                                  ------------    ------------

    Net cash provided by (used for) investing activities             3,534,061     (35,761,616)
                                                                  ------------    ------------

FINANCING ACTIVITIES
  Net increase in deposits                                           5,043,681       5,244,596
  Advances from Federal Home Loan Bank                                       -      10,000,000
  Repayment of Advances from Federal Home Loan Bank                 (4,750,000)     (1,000,000)
  Treasury stock purchased                                          (1,843,968)              -
  Cash dividends paid                                                 (302,575)       (279,769)
  Common stock acquired by RSP                                        (847,726)              -
                                                                  ------------    ------------

    Net cash provided by (used for) financing activities            (2,700,588)     13,964,827
                                                                  ------------    ------------

    Increase (decrease) in cash and cash equivalents                 2,090,192     (20,460,375)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     8,221,969      34,183,348
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 10,312,161    $ 13,722,973
                                                                  ============    ============

   See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of PHSB Financial Corporation (the "Company") include its wholly-owned subsidiary, Peoples Home Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, HOMECO (the "Subsidiary"). All significant intercompany balances and transactions have been eliminated. The Company's business is conducted principally through the Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited consolidated financial statements should be read in conjunction with Form 10-KSB for the year ended December 31, 2002.

Recent Accounting Standards

In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations. On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp- up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies--regardless of the accounting method used--by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:


                                                   Three months ended, March 31,
                                                          2003          2002
                                                   -------------   -----------

     Net income as reported                             $651,824      $662,068
     Less pro forma expense related to options            36,844        46,840
                                                   -------------   -----------
     Pro forma net income                               $614,980      $615,228
                                                   =============   ===========

     Basic net income per common share:
             As reported                                 $  0.24      $   0.20
             Pro forma                                      0.22          0.19
     Diluted net income per common share:
             As reported                                 $  0.23      $   0.20
             Pro forma                                      0.22          0.19

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when- issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement has not and is not expected to have a material effect on the Company's financial position or results of operations.

Cash Flow Information

The Company has defined cash and cash equivalents as cash and amounts due from depository institutions and interest-bearing deposits with other institutions.

For the three months ended March 31, 2003 and 2002, the Company made cash payments for interest of $2,190,000 and $2,214,000 respectively. The Company also made cash payments for income taxes of $37,000 and $37,000 respectively, during these same periods.


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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The Private Securities Reform Litigation Act of 1995 contains safe harbor provisions regarding forward- looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions.

On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the Act@). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act, and additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations implemented by the SEC, publicly-registered companies, such as the Company, are subject to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, require certain officers to personally certify certain SEC filings and financial statements and require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations may increase noninterest expenses of the Company and could adversely affect the prices of publicly-traded stocks, such as the Company.

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


Financial Condition

Total assets at March 31, 2003 of $343.5 million represented a decrease of $2.0 million or 0.6% from December 31, 2002. This decrease was primarily due to a decrease in securities of $6.0 million, partially offset by decreases in cash and interest bearing deposits of $2.1 million and loans , net of allowance of $1.3 million.

At March 31, 2003, investment securities (available for sale and held to maturity) decreased $13.6 million to $32.9 million from $46.5 million at December 31, 2002. Mortgage-backed securities (available for sale and held to maturity) increased $7.6 million to $122.1 million at March 31, 2003 from $114.5 million at December 31, 2002. The total decrease of $6.0 million to the investment and mortgage-backed securities portfolios (available for sale and held to maturity) was the result of sales of $1.3 million, maturities of $15.6 million, and principal repayments of $15.3 million, partially offset by purchases of $26.6 million.

Loans receivable,net at March 31, 2003, of $167.0 million represented an increase of $1.3 million from $165.7 million at December 31, 2002. The increase in the loan portfolio was primarily attributable to automobile and commercial lending.

Total deposits after interest credited at March 31, 2003 were $237.4 million, an increase of $5.0 million or 2.2% from $232.4 million at December 31, 2002.

Advances from the Federal Home Loan Bank of Pittsburgh decreased $4.7 million to $56.3 million at March 31, 2003 from $61.0 million at December 31, 2002.

Stockholders' equity decreased $2.5 million for the three month period ended March 31, 2003. This decrease was due to treasury stock and restricted stock purchases of $1.8 million and $848,000 along with decreased accumulated other comprehensive income of $307,000 and cash dividends paid of $303,000. These decreases to stockholders' equity were partially offset by net income of $652,000 along with decreases in unallocated ESOP and RSP shares of $100,000 and $63,000 respectively.


Results of Operations


Comparison of Operating Results for the Three Months Ended March 31, 2003 and March 31, 2002.

General.
Net income for the three months ended March 31, 2003 decreased by $10,000 to $652,000, from $662,000 for the three months ended March 31, 2002. This decrease was primarily due to decreased net interest income of $81,000 along with increases in provisions for loan losses and noninterest expense of $10,000 and $184,000, respectively. These decreases to net income were partially offset by increased noninterest income of $197,000 and a decrease in income tax provisions of $68,000.

Net Interest Income.
Reported net interest income decreased $81,000 or 3.2% for the three months ended March 31, 2003. Net interest income on a tax equivalent basis decreased by $22,000 or 0.8% in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $21.7 million and $25.5 million, respectively). The Company's net interest rate spread on a tax equivalent basis decreased 13 basis points to 2.81% for the three months ended March 31, 2003.

Interest Income.
Reported interest income decreased $114,000 to $4.8 million for the quarter ended March 31, 2003, from $4.9 million for the first quarter of 2002. Interest income on a tax equivalent basis totaled $5.0 million for the three months ended March 31, 2003, a decrease of $55,000 or 1.1% from $5.1 million for the three months ended March 31, 2002. This decrease was primarily due to a 49 basis point decrease in the yield earned, partially offset by an increase in the Company's average interest-earning assets of $21.7 million for the three months ended March 31, 2003. Interest earned on loans increased $296,000 or 10.7%, in 2003. This increase was due to a $25.1 million increase in the average balance of loans partially offset by a 44 basis point decrease in the yield earned. Interest earned on interest-bearing deposits and investment and mortgage-backed securities (including securities held for sale) decreased $351,000 or 15.1%, in 2003. This decrease was due to a decrease in the average balance of securities of $3.4 million along with a 73 basis point decrease in the yield earned.

Interest Expense.
Interest expense decreased $32,000 to $2.3 million for the three months ended March 31, 2003. The decrease in interest expense was due to a 36 basis point decrease in the average cost of interest-bearing liabilities to 3.21% partially offset by a $25.5 million increase in the average balance of interest-bearing liabilities. The $25.5 million increase in the average balance of interest-bearing liabilities was the result of increased average deposits of $22.4 million and increased average borrowings of $3.1 million.

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

The provision for loan losses increased by $10,000 to $190,000 for the three months ended March 31, 2003, from $180,000 for the three months ended March 31, 2002. An increase in total loans as well as an increase in non-performing loans precipitated the increase in the provision for loan losses. At both March 31, 2003 and December 31, 2002 the allowance for loan losses represented 1.01% of loans. See "Risk Elements."

Noninterest Income.
Total noninterest income increased $197,000 to $430,000 for the three months ended March 31, 2003, from $233,000 for the three months ended March 31, 2002. This increase was primarily due to increased investment security gains of $171,000 from $5,000 for the three months ended March 31, 2002 to $176,000 for the three months ended March 31, 2003.

Noninterest Expense.
Noninterest expense increased $184,000 to $1,873,000 for the three months ended March 31, 2003, from $1,689,000 for the three months ended March 31, 2002. This increase was primarily due to increased compensation and employee benefits of $155,000 which was primarily the result of normal merit increases along with increased RSP expense as a result of the 2002 RSP plan which was ratified by the Company's stockholders at a special meeting of stockholders on December 23, 2002.

Liquidity and Capital Resources

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The  Company  has other  sources of  liquidity  if a need for  additional  funds arises, such as FHLB of Pittsburgh advances. At March 31, 2003, the Bank had borrowed $56.3 million of it's $155.8 million maximum borrowing capacity with a remaining borrowing capacity of approximately $99.5 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

Regulatory Capital Requirements

At March 31, 2003, the Bank's Tier I risk-based and total risk-based capital ratios were 24.5% and 25.6%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk - based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 11.5% at March 31, 2003. Current regulations require a leveraged ratio 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at March 31, 2003 and December 31, 2002. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 278.4% of total non-performing assets at March 31, 2003 and 379.3% at December 31, 2002.

                                                March 31,    December 31,
                                                  2003           2002
                                                  ----           ----
                                                (Dollars in Thousands)

Loans on nonaccrual basis                         $557           $371
Loans past due 90 days or more                      55             47
                                                  ----           ----

Total non-performing loans                         612            418
                                                  ----           ----

Real estate owned                                    0             25
                                                  ----           ----

Total non-performing assets                       $612           $443
                                                  ====           ====

Total non-performing loans to
  total loans                                     0.36%          0.25%
                                                  ====           ====

Total non-performing loans to
  total assets                                    0.18%          0.12%
                                                  ====           ====

Total non-performing assets to
  total assets                                    0.18%          0.13%
                                                  ====           ====

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
-------  ---------------------------------------------------------

The Company, like many other financial institutions, is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities generally mature or reprice more rapidly than interest-earning assets. The lending activities of the Company have historically emphasized the origination of long-term, fixed rate loans secured by single family residences, and the primary source of funds has been deposits with substantially shorter maturities. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, such an asset/liability mismatch is generally detrimental during periods of rising interest rates.

To reduce the effect of interest rate changes on net interest income the Company has adopted various strategies to enable it to improve matching of interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include: (1) purchasing investment securities with maturities that match specific deposit maturities; (2) emphasizing origination of shorter-term consumer loans, which in addition to offering more rate flexibility, typically bear higher interest rates than residential mortgage loans; and (3) purchasing adjustable-rate mortgage-backed securities as well as mortgage-backed securities with balloon payments which have shorter maturities than typical mortgage- backed securities. Although consumer loans inherently generally possess a higher credit risk than residential mortgage loans, the Company has designed its underwriting standards to minimize this risk as much as possible.

The Company also makes a significant effort to maintain its level of lower costs deposits as a method of enhancing profitability. The Company has traditionally had a high level of low-cost passbook, interest-bearing checking (NOW) and Money Market Demand Accounts. Although its base of such deposits has increased as a result of the current interest rate environment, such deposits have traditionally remained relatively stable and would be expected to reduce to normal levels in a period of rising interest rates. Because of this relative stability in a significant portion of its deposits, the Company has been able to offset the impact of rising rates in other deposit accounts.

Exposure to interest rate risk is actively monitored by management. The Company's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Company uses the Olson Research Associates, Inc.'s, Columbia, Maryland, A/L Benchmarks to monitor its exposure to interest rate risk, which calculates changes in market value of portfolio equity and net interest income. Reports generated from assumptions provided by Olson and modified by management are reviewed by the Interest Rate Risk and Asset Liability Management Committee and reported to the Board of Directors quarterly. The Balance Sheet Shock Report shows the degree to which balance sheet line items and the market value of portfolio equity are potentially affected by a 200 basis point upward and downward parallel shift (shock) in the Treasury yield curve. Exception tests are conducted as recommended under federal law to determine if the bank qualifies as low risk and may therefore be exempt from supplemental reporting. In addition, the possible impact on risk-based capital is assessed using the methodology under the Federal Deposit Insurance Corporation Improvement Act. An Income Shock Report shows the degree to which income statement line items and net income are potentially affected by a 200 basis point upward and downward parallel shift in the Treasury yield curve.

From analysis and discussion of the aforementioned reports as of March 31, 2003, management has assessed that the Bank's level of interest rate risk is appropriate for current market conditions. The percentage change in market value of the portfolio equity for an upward and downward shift of 200 basis points are (19.02)% and 17.51%, respectively. Net interest income decreased by $96,000 or 0.9% for a downward shift in rates of 200 basis points and decreased by $224,000 or 2.2%, for an upward shift of

200 basis points. Excess Net Interest Rate Risk was within those limits outlined in the Bank's Asset/Liability Management and Interest Rate Risk Policy. The Bank's calculated (total) risk-based capital before the interest rate risk impact was 25.55 % and 20.55% after the interest rate risk impact. Results fall within policy limits for all applicable tests.

Item 4.  Controls and Procedures
-------  -----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None.

Item 4. Results of Votes of Security Holders.

On April 24, 2003, the Company held its annual meeting of stockholders and the following items were presented:

          Election of Directors John C. Kelly and John M. Rowse. for terms of three years ending in 2006. Mr. Kelly received 2,574,929 votes in favor and 38,002 votes were withheld.. Mr. Rowse received 2,575,913 votes in favor and 37,018 votes were withheld.

          Ratification of the appointment of S.R. Snodgrass, A.C. as the Company's independent accountants for the 2003 fiscal year with 2,595,142 votes for, 12,115 votes against, and 5,674 abstentions.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8 - K.

          (h)  The following exhibits are filed as part of thi report.

               3.1  Articles of Incorporation of PHSB Financial Corporation*
               3.2  Bylaws of PHSB Financial Corporation*
               4.0  Specimen Stock Certificate of PHSB Financial Corporation*
               10.1 Employment  Agreement  between Peoples Home Savings Bank and
                    James P. Wetzel, Jr.*
               10.2 1998 Restricted Stock Plan**
               10.3 1998 Stock Option Plan**
               10.4 Employment  Agreement  between Peoples Home Savings Bank and
                    Richard E. Canonge***
               10.5 2002 Stock Option Plan****
               10.6 2002 Restricted Stock Plan****
               99.0 Review Report of Independent Accountants
               99.1 Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

------------
* Incorporated by reference to Registrant's Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on September 10, 2001 (File No. 333-69180).
** Incorporated by reference to the identically numbered exhibits to PHS Bancorp, Inc.'s Form 10-Q for the quarter ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998 (File No. 0-23230).
*** Incorporated by reference to Registrant's Annua Report on Form 10-K for the year ended December 31, 2001 and filed with the Securities and Exchange Commission on March 28, 2002
**** Incorporated  by reference to Registrant's  Registration  Statement on Form
     S-8 filed with the Securities and Exchange Commission on January 17, 2003 (File No. 333-102559).

(b)  Reports on Form 8-K.


     On February 3, 2003, PHSB Financial Corporation filed a form 8-K to report under "Item 5. Other Events" that PHSB Financial Corporation issued a press release as a correction to it's January 15, 2003 earnings release.

     On April 11, 2003, PHSB Financial Corporation filed a form 8-K to report under "Item 9. Regulation FD Disclosure" that PHSB Financial Corporatio issued a press release to report earnings for the quarter ended 3/31/2003 and to announce a quarterly dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Ac of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 2003





PHSB Financial Corporation
--------------------------
(Registrant)


By:/s/James P. Wetzel, Jr.
   -----------------------
   James P. Wetzel, Jr.
   President and Chief Executive Officer



By:/s/Richard E. Canonge
------------------------
   Richard E. Canonge
   Chief Financial Officer and Treasurer

                           SECTION 302 CERTIFICATION


     I, James P. Wetzel, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PHSB Financial Corporation,;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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



Date: May 14, 2003                      /s/James P. Wetzel, Jr.
                                        ----------------------------------------
                                        James P. Wetzel, Jr.
                                        President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, Richard E. Canonge, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PHSB Financial Corporation,;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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



Date: May 14, 2003                      /s/Richard E. Canonge
                                        -------------------------------------
                                        Richard E. Canonge
                                        Chief Financial Officer and Treasurer