Form 10-Q
period 2003-06-30
PHSB FINANCIAL CORP
filed 2003-08-07
CIK 1158026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

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

As of August 4, 2003 there were 2,919,651 shares outstanding of the issuer's class of common stock.

                           PHSB FINANCIAL CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------

Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of June 30, 2003
           and December 31, 2002                                               3

           Consolidated Statement of Income (unaudited) for the Three
           and Six Months ended June 30, 2003 and 2002                         4

           Consolidated Statement of Comprehensive Income (unaudited)
           for the Three and Six Months ended June 30, 2003 and 2002           5

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Six Months ended June 30, 2003                  6

           Consolidated Statement of Cash Flows (unaudited) for the
           Six Months ended June 30, 2003 and 2002                             7

           Notes to Consolidated Financial Statements                       8-11


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12-18

   Item 3. Quantitative and Qualitative Disclosure About Market Risk          19

   Item 4. Controls and Procedures                                            20

Part II Other Information                                                  21-22

Signatures                                                                    23

                           PHSB FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                June 30,       December 31,
                                                                  2003            2002
                                                             -------------    -------------
ASSETS
Cash and amounts due from other institutions                 $   9,492,805    $   6,938,217
Interest-bearing deposits with other institutions                4,886,056        1,283,752
                                                             -------------    -------------
Cash and cash equivalents                                       14,378,861        8,221,969
Investment securities:
      Available for sale                                        36,115,478       27,233,227
      Held to maturity (market value $ 9,256,437
         and $19,611,078)                                        8,911,722       19,274,753
Mortgage - backed securities:
      Available for sale                                        27,711,463       44,137,225
      Held to maturity (market value $ 77,342,473
         and $71,826,914)                                       76,092,985       70,346,358
Loans (net of allowance for loan losses of $1,712,428
      and $1,683,596)                                          147,840,533      165,668,214
Accrued interest receivable                                      1,293,867        1,998,773
Premises and equipment                                           4,413,124        4,604,005
Federal Home Loan Bank stock                                     3,380,600        3,620,300
Other assets                                                       658,245          431,881
                                                             -------------    -------------

            TOTAL ASSETS                                     $ 320,796,878    $ 345,536,705
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $ 218,167,426    $ 232,366,672
Advances from Federal Home Loan Bank                            52,880,000       61,007,800
Accrued interest payable and other liabilities                   2,404,964        2,802,061
                                                             -------------    -------------

            Total liabilities                                  273,452,390      296,176,533
                                                             -------------    -------------

Preferred stock, 20,000,000 shares authorized, none issued               -                -
Common stock, $.10 par value 80,000,000 shares authorized,
      3,515,388 and 3,497,109  shares issued                       351,539          349,711
Additional paid in capital                                      32,513,681       32,329,518
Retained earnings - substantially restricted                    24,294,631       23,571,132
Accumulated other comprehensive income                           1,873,605        2,197,377
Unallocated ESOP shares (202,673 and 214,595 shares)            (2,149,649)      (2,276,111)
Unallocated RSP shares (41,580 shares)                            (644,906)               -
Treasury stock, at cost (594,060 and 471,357 shares)            (8,894,413)      (6,811,455)
                                                             -------------    -------------

            Total stockholders' equity                          47,344,488       49,360,172
                                                             -------------    -------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 320,796,878    $ 345,536,705
                                                             =============    =============

   See accompanying notes to the unaudited consolidated financial statements.

                                           PHSB FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                          Three Months Ended June 30,   Six Months Ended June 30,
                                                               2003         2002            2003         2002
                                                            ----------   ----------      ----------   ----------
INTEREST AND DIVIDEND INCOME
      Loans:
          Taxable                                           $2,506,679   $2,590,386      $5,106,914   $5,213,613
          Exempt from federal income tax                       314,660      103,223         625,074      203,134
      Investment securities:
          Taxable                                              203,899      437,576         442,807      812,405
          Exempt from federal income tax                       149,640      301,257         338,236      587,188
      Mortgage - backed securities                           1,280,670    1,516,097       2,721,329    2,966,859
      Interest - bearing deposits with other institutions       16,068       31,715          26,237       99,739
                                                            ----------   ----------      ----------   ----------
               Total interest and dividend income            4,471,616    4,980,254       9,260,597    9,882,938
                                                            ----------   ----------      ----------   ----------

INTEREST EXPENSE
      Deposits                                               1,555,383    1,590,163       3,156,830    3,231,010
      Advances from Federal Home Loan Bank                     717,378      794,439       1,454,219    1,523,997
                                                            ----------   ----------      ----------   ----------
               Total interest expense                        2,272,761    2,384,602       4,611,049    4,755,007
                                                            ----------   ----------      ----------   ----------

               Net interest income                           2,198,855    2,595,652       4,649,548    5,127,931

PROVISION FOR LOAN LOSSES                                      180,000      180,000         370,000      360,000
                                                            ----------   ----------      ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          2,018,855    2,415,652       4,279,548    4,767,931
                                                            ----------   ----------      ----------   ----------

NONINTEREST INCOME
      Service charges on deposit accounts                      184,083      152,954         344,303      297,203
      Investment securities gains, net                         366,820       44,561         542,964       49,960
      Rental income, net                                        25,500       18,156          51,000       41,483
      Other income                                              68,206       71,403         136,587      130,937
                                                            ----------   ----------      ----------   ----------
               Total noninterest income                        644,609      287,074       1,074,854      519,583
                                                            ----------   ----------      ----------   ----------

NONINTEREST EXPENSE
      Compensation and employee benefits                     1,016,776      931,234       2,080,787    1,840,350
      Occupancy and equipment costs                            309,265      354,997         668,183      706,587
      Data processing costs                                     50,657       48,860          98,667       98,018
      Other expenses                                           434,307      399,609         836,482      778,465
                                                            ----------   ----------      ----------   ----------
               Total noninterest expense                     1,811,005    1,734,700       3,684,119    3,423,420
                                                            ----------   ----------      ----------   ----------

Income before income taxes                                     852,459      968,026       1,670,283    1,864,094
Income taxes                                                   186,554      243,000         352,554      477,000
                                                            ----------   ----------      ----------   ----------

               NET INCOME                                   $  665,905   $  725,026      $1,317,729   $1,387,094
                                                            ==========   ==========      ==========   ==========

Earnings Per Share
      Basic                                                 $     0.25   $     0.23      $     0.49   $     0.43
      Diluted                                               $     0.24   $     0.23      $     0.47   $     0.43

Weighted average number of shares outstanding
      Basic                                                  2,671,320    3,130,855       2,708,768    3,192,531
      Diluted                                                2,757,061    3,180,441       2,784,040    3,239,314

   See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                             Three Months Ended June 30,                           Six Months Ended June 30,
                                            2003                     2002                     2003                     2002
                                    ---------------------   -----------------------  ---------------------  -----------------------

Net Income                                       $665,905                $  725,026             $1,317,729               $1,387,094
Other comprehensive
  income (loss):
      Unrealized loss on
        available for
        sale securities             $ 341,344               $1,648,956               $  52,400              $1,239,832
      Less: Reclassification
            adjustment
            for gain included
            in net income            (366,820)                 (44,561)               (542,964)                (49,960)
                                    ----------------------  -----------------------  --------------------   -----------------------
Other comprehensive income (loss)
  before tax                                       (25,476)               1,604,395               (490,564)               1,189,872
Income tax expense (benefit)
  related to other
  comprehensive income (loss)                       (8,662)                 545,494               (166,792)                 404,556
                                                  --------               ----------             ----------               ----------
Other comprehensive income (loss),
  net of tax                                       (16,814)               1,058,901               (323,772)                 785,316
                                                  --------               ----------             ----------               ----------
Comprehensive income                              $649,091               $1,783,927             $  993,957               $2,172,410
                                                  ========               ==========             ==========               ==========

   See accompanying notes to the unaudited consolidated financial statements.

                               PHSB FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

                                                        Accumulated
                                Additional                Other       Unallocated Unallocated                 Total       Compre-
                     Common       Paid in    Retained  Comprehensive  Shares Held Shares Held   Treasury    Stockholders' hensive
                     Stock        Capital    Earnings     Income        by ESOP     by RSP        Stock       Equity      Income
                    --------  -----------  -----------  -----------  ------------ ---------   ------------  -----------  -----------
Balance,
  December 31, 2002 $349,711  $32,329,518  $23,571,132  $ 2,197,377  $(2,276,111) $       -   $(6,811,455)  $49,360,172

Net Income                                   1,317,729                                                        1,317,729  $1,317,729
Other comprehensive
income:
  Unrealized loss
    on available
    for sale
    securities                                             (323,772)                                           (323,772)   (323,772)
                                                                                                                           --------
      Comprehensive
        income                                                                                                             $993,957
                                                                                                                           ========

Cash dividends paid
  ($0.20 per share)                           (594,230)                                                        (594,230)
Treasury stock
  purchased, at cost                                                                           (2,082,958)   (2,082,958)
Common stock
  acquired by RSP                 (76,568)                                         (771,158)                   (847,726)
ESOP shares earned                 79,138                                126,462                                205,600
RSP shares earned                                                                   126,252                     126,252
Issuance of shares
  for stock option
  exercise             1,828      181,593                                                                       183,421
                    --------  -----------  -----------   ----------  -----------  ---------   -----------   -----------
Balance,
  June 30, 2003     $351,539  $32,513,681  $24,294,631   $1,873,605  $(2,149,649) $(644,906)  $(8,894,413)  $47,344,488
                    ========  ===========  ===========   ==========  ===========  =========   ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                   Six Months ended June 30,
                                                                      2003            2002
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net income                                                        $  1,317,729    $  1,387,094
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          370,000         360,000
    Depreciation, amortization and accretion                           281,869         346,549
    Amortization of discounts, premiums and
      loan origination fees                                            893,997         590,474
    Gains on sale of investment securities, net                       (542,964)        (49,960)
    (Increase) decrease in accrued interest receivable                 704,905        (158,534)
    Increase (decrease) in accrued interest payable                   (564,270)        197,072
    Amortization of ESOP unearned compensation                         205,600         161,425
    Amortization of RSP unearned compensation                          126,252          28,635
    Other, net                                                         (37,901)        (77,363)
                                                                  ------------    ------------

      Net cash provided by operating activities                      2,755,217       2,785,392
                                                                  ------------    ------------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                             3,928,509         362,710
     Proceeds from maturities and principal repayments              23,973,581       9,986,378
     Purchases                                                     (20,381,191)    (25,096,111)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments              29,781,578      12,983,717
     Purchases                                                     (25,366,693)    (24,686,909)
  (Increase) decrease in loans receivable, net                      16,754,651      (7,391,722)
  Proceeds from sale of repossessed assets                             231,067         177,511
  Purchase of premises and equipment                                   (90,988)       (218,931)
  (Purchase) redemption of Federal Home Loan Bank Stock                239,700        (351,500)
                                                                  ------------    ------------

    Net cash provided by (used for) investing activities            29,070,214     (34,234,857)
                                                                  ------------    ------------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                              (14,199,246)      7,084,954
  Advances from Federal Home Loan Bank                                       -      10,000,000
  Repayment of Advances from Federal Home Loan Bank                 (8,127,800)     (2,000,000)
  Proceeds from stock option exercise                                  183,421               -
  Treasury stock purchased                                          (2,082,958)     (4,192,525)
  Cash dividends paid                                                 (594,230)       (559,538)
  Common stock acquired by RSP                                        (847,726)              -
                                                                  ------------    ------------

    Net cash provided by (used for) financing activities           (25,668,539)     10,332,891
                                                                  ------------    ------------

    Increase (decrease) in cash and cash equivalents                 6,156,892     (21,116,574)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     8,221,969      34,183,348
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 14,378,861    $ 13,066,774
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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

                                              Three months ended,     Six months ended,
                                                  June 30,               June 30,
                                              2003        2002       2003          2002
                                            --------    -------   ----------    ----------
Net income as reported ..................   $665,905   $725,026   $1,317,729    $1,387,094
Less pro forma expense related to options     36,814     38,220       73,658        85,060
                                            --------    -------   ----------      ---------
Pro forma net income ....................    629,091    686,806    1,244,071     1,302,034
                                            ========    =======   ==========     =========

Basic net income per common share:
        As reported .....................   $   0.25   $   0.23   $     0.49    $     0.43
        Pro forma .......................       0.24       0.22         0.46          0.41
Diluted net income per common share:
        As reported .....................   $   0.24   $   0.23   $     0.47    $     0.43
        Pro forma .......................       0.23       0.22         0.45          0.40


In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not and is not expected to have a material effect on the Company's reported equity.

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

For the six months ended June 30, 2003 and 2002, the Company made cash payments for interest of $5,175,000 and $4,558,000 respectively. The Company also made cash payments for income taxes of $159,000 and $458,000 respectively, during these same periods.

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The Private Securities Reform Litigation Act of 1995 contains safe harbor provisions regarding forward- looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions.

On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act, and additional regulations are expected to be promulgated by the SEC. As a result of the passage of the Act and regulations implemented by the SEC, publicly-registered companies, such as the Company, are subject to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, require certain officers to personally certify certain SEC filings and financial statements and require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations may increase noninterest expenses of the Company and could adversely affect the prices of publicly-traded stocks, such as the Company.

On December 20, 2001, PHSB Financial Corporation completed its second step conversion from a mutual holding company structure to a full stock company. As part of the mutual holding company reorganization, the shares formerly held by the mutual holding company were cancelled, the Company sold 2,201,191 new shares to the public and the publicly held shares of PHS Bancorp, Inc., the former middle tier holding company, were exchanged for 1,295,918 shares of the Company.


Financial Condition

Total assets at June 30, 2003 of $320.8 million represented a decrease of $24.7 million or 7.1% from December 31, 2002. This decrease was primarily due to decreases in loans and securities of $17.9 million and $12.2 million, respectively, partially offset by an increase in cash and interest bearing deposits of $6.2 million.

At June 30, 2003, investment securities (available for sale and held to maturity) decreased $1.5 million to $45.0 million from $46.5 million at December 31, 2002. Mortgage-backed securities (available for sale and held to maturity) decreased $10.7 million to $103.8 million at June 30, 2003 from $114.5 million at December 31, 2002. The total decrease of $12.2 million to the investment and mortgage- backed securities portfolios (available for sale and held to maturity) was the result of sales of $3.9 million, maturities of $20.9 million, and principal repayments of $32.9 million, partially offset by purchases of $45.7 million.

Loans receivable, net at June 30, 2003, of $147.8 million represented a decrease of $17.9 million from $165.7 million at December 31, 2002. The decrease in the loan portfolio was primarily attributable to the maturity of loans to local school districts on June 30, 2003. The Company anticipates that during the third quarter, a majority of these school districts will borrow funds for their next fiscal year from the Company.

Total deposits after interest credited at June 30, 2003 were $218.2 million, a decrease of $14.2 million or 6.1% from $232.4 million at December 31, 2002. This decrease was primarily due to outflows of deposits of the previously mentioned school districts which also matured on June 30, 2003.

Advances from the Federal Home Loan Bank of Pittsburgh decreased $8.1 million to $52.9 million at June 30, 2003 from $61.0 million at December 31, 2002.

Stockholders' equity decreased $2.0 million for the six month period ended June 30, 2003. This decrease was due to treasury stock and restricted stock purchases of $2.1 million and $848,000 along with a decrease in accumulated other comprehensive income of $324,000 and cash dividends paid of $594,000. These decreases to stockholders' equity were partially offset by net income of $1,318,000 and the issuance of option shares of $183,000 along with decreases in unallocated ESOP and RSP shares of $206,000 and $126,000 respectively.


Results of Operations


Comparison of Operating Results for the Three Months Ended June 30, 2003 and June 30, 2002.

General.
Net income for the three months ended June 30, 2003 decreased by $59,000 to $666,000, from $725,000 for the three months ended June 30, 2002. This decrease was primarily due to decreased net interest income of $397,000 along with an increase in noninterest expense of $76,000. These decreases to net income were partially offset by increased noninterest income of $358,000 and a decrease in income tax provisions of $56,000.

Net Interest Income.
Reported net interest income decreased $397,000 or 15.3% for the three months ended June 30, 2003. Net interest income on a tax equivalent basis decreased by $366,000 or 13.1% in a period when both average interest-earning assets and average interest-bearing liabilities increased (increased $9.8 million, or 3.0%, and $13.5 million, or 4.9%, respectively). The Company's net interest rate spread on a tax equivalent basis decreased 45 basis points to 2.53% for the three months ended June 30, 2003 as compared to the second quarter of 2002.

Interest Income.
Reported interest income decreased $508,000 to $4.5 million for the three month period ended June 30, 2003, from $5.0 million for the second quarter of 2002. Interest income on a tax equivalent basis totaled $4.7 million for the three months ended June 30, 2003, a decrease of $477,000, or 9.2%, from $5.2 million for the three months ended June 30, 2002. This decrease was primarily due to a 77 basis point decrease in the yield earned, partially offset by an increase in the Company's average interest-earning assets of $9.8 million, or 3.0%, for the three months ended June 30, 2003. Interest earned on loans increased $237,000, or 8.6%, in 2003. This increase was due to a $24.4 million, or 16.9%, increase in the average balance of loans partially offset by a 54 basis point decrease in the yield earned. Interest earned on interest-bearing deposits and investment and mortgage-backed securities (including securities available for sale) decreased $714,000, or 29.3%, in 2003. This decrease was due to a decrease in the average balance of securities of $14.6 million, or 8.2%, million along with a 126 basis point decrease in the yield earned.

Interest Expense.
Interest expense decreased $111,000 to $2.3 million for the three months ended June 30, 2003. The decrease in interest expense was due to a 32 basis point decrease in the average cost of interest-bearing liabilities to 3.14% partially offset by a $13.5 million, or 4.9%, increase in the average balance of interest-bearing liabilities. The $13.5 million, or 4.9% increase in the average balance of interest-bearing liabilities was the result of an increase in average deposits of $19.5 million, or 9.0%, partially offset by a decrease in average borrowings of $6.0 million, or 10.1%.

Provision for Losses on Loans.
The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimate of the losses inherent in the portfolio, based on:

o    historical experience;
o    volume;
o    type of lending conducted by the Bank;
o    industry standards;
o    the level and status of past due and non-performing loans;
o    the general economic conditions in the Bank's lending area; and
o    other factors affecting the collectibility of the loans in its portfolio.

The provision for loan losses was $180,000 for both the three months ended June 30, 2003 and June 30, 2002. At June 30, 2003 the allowance for loan losses represented 1.15% of loans, an increase of 0.14% from 1.01% at December 31, 2002. See "Risk Elements."

Noninterest Income.
Total noninterest income increased $358,000 to $645,000 for the three months ended June 30, 2003, from $287,000 for the three months ended June 30, 2002. This increase was primarily due to an increase in gains on sales of investment securities of $322,000 from $45,000 for the three months ended June 30, 2002 to $367,000 for the three months ended June 30, 2003.

Noninterest Expense.
Noninterest expense increased $76,000 to $1.8 million for the three months ended June 30, 2003, from $1.7 million for the three months ended June 30, 2002. This increase was primarily due to an increase in compensation and employee benefits of $86,000 which was primarily the result of normal merit increases along with increased RSP expense as a result of the 2002 Restricted Stock Plan, which was ratified by the Company's stockholders at a special meeting of stockholders on December 23, 2002.


Comparison of Operating Results for the Six Months Ended June 30, 2003 and June 30, 2002.

General.
Net income for the six months ended June 30, 2003 decreased by $69,000 to $1,318,000, from $1,387,000 for the six months ended June 30, 2002. This decrease was primarily due to decreased net interest income of $478,000 along with increases in provisions for loan losses and noninterest expense of $10,000 and $261,000, respectively. These decreases to net income were partially offset by increased noninterest income of $555,000 and a decrease in income tax provisions of $124,000.

Net Interest Income.
Reported net interest income decreased $478,000, or 9.3%, for the six months ended June 30, 2003. Net interest income on a tax equivalent basis decreased by $388,000, or 7.0%, in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $15.7 million, or 4.9% and $19.4 million, or 7.2%, respectively). The Company's net interest rate spread on a tax equivalent basis decreased 29 basis points to 2.67% for the six months ended June 30, 2003.

Interest Income.
Reported interest income decreased $622,000 to $9.3 million for the six month period ended June 30, 2003, from $9.9 million for the first six months of 2002. Interest income on a tax equivalent basis totaled $9.8 million for the six months ended June 30, 2003, a decrease of $532,000, or 5.2%, from $10.3 million for the six months ended June 30, 2002. This decrease was primarily due to a 62 basis point decrease in the yield earned, partially offset by an increase in the Company's average interest-earning assets of $15.7 million, or 4.9%, for the six months ended June 30, 2003. Interest earned on loans increased $533,000, or 9.7%, in 2003. This increase was due to a $24.8 million, or 17.2% increase in the average balance of loans partially offset by a 50 basis point decrease in the yield earned. Interest earned on interest-bearing deposits and investment and mortgage-backed securities (including securities available for sale) decreased $1.1 million, or 22.9%, in 2003. This decrease was due to a decrease in the average balance of securities of $9.0 million, or 5.2%, along with a 99 basis point decrease in the yield earned.

Interest Expense.
Interest expense decreased $144,000 to $4.6 million for the six months ended June 30, 2003. The decrease in interest expense was due to a 33 basis point decrease in the average cost of interest-bearing liabilities to 3.18% partially offset by a $19.4 million, or 7.2%, increase in the average balance of interest-bearing liabilities. The $19.4 million, or 7.2% increase in the average balance of interest-bearing liabilities was the result of increased average deposits of $20.9 million, or 9.8%, partially offset by a decrease in average borrowings of $1.5 million, or 2.6%.

Provision for Losses on Loans.
The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimate of the losses inherent in the portfolio, based on:

o    historical experience;
o    volume;
o    type of lending conducted by the Bank;
o    industry standards;
o    the level and status of past due and non-performing loans;
o    the general economic conditions in the Bank's lending area; and
o    other factors affecting the collectibility of the loans in its portfolio.

The provision for loan losses increased by $10,000 to $370,000 for the six months ended June 30, 2003, from $360,000 for the six months ended June 30, 2002. An increase in average loans as well as an increase in non-performing loans precipitated the increase in the provision for loan losses. See "Risk Elements."

Noninterest Income.
Total noninterest income increased $555,000 to $1,075,000 for the six months ended June 30, 2003, from $520,000 for the six months ended June 30, 2002. This increase was primarily due to an increase in gains on sales of investment securitiesof $493,000 from $50,000 for the six months ended June 30, 2002 to $543,000 for the six months ended June 30, 2003.

Noninterest Expense.
Noninterest expense increased $261,000 to $3,684,000 for the six months ended June 30, 2003, from $3,423,000 for the six months ended June 30, 2002. This increase was primarily due to an increase in compensation and employee benefits of $241,000 which was primarily the result of normal merit increases along with increased RSP expense as a result of the 2002 Restricted Stock Plan which was ratified by the Company's stockholders at a special meeting of stockholders on December 23, 2002.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At June 30, 2003, the Bank had borrowed $52.3 million of its $145.9 million maximum borrowing capacity and had a remaining borrowing capacity of approximately $93.6 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

Regulatory Capital Requirements

At June 30, 2003, the Bank's Tier I risk-based and total risk-based capital ratios were 26.1% and 27.3%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk-based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 11.5% at June 30, 2003. Current regulations require a leverage ratio 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at June 30, 2003 and December 31, 2002. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 280.7% of total non-performing assets at June 30, 2003 and 379.3% at December 31, 2002.

                                              June 30,     September 31,
                                                2003            2003
                                                ----            ----
                                                (Dollars in Thousands)

Loans on nonaccrual basis                       $581            $371
Loans past due 90 days or more                    29              47
                                                 ---             ---

Total non-performing loans                       610             418
                                                 ---             ---

Real estate owned                                  0              25
                                                 ---             ---

Total non-performing assets                     $610            $443
                                                ====            ====

Total non-performing loans to total loans       0.41%           0.25%
                                                ====            ====

Total non-performing loans to total assets      0.19%           0.12%
                                                ====            ====

Total non-performing assets to total assets     0.19%           0.13%
                                                ====            ====

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
-------  ---------------------------------------------------------

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

From analysis and discussion of the aforementioned reports as of June 30, 2003, management has assessed that the Bank's level of interest rate risk is appropriate for current market conditions. The percentage change in market value of the portfolio equity for an upward and downward shift of 200 basis points are (18.59)% and 17.17%, respectively. Net interest income increased by $86,000 or 1.0% for a downward shift in rates of 200 basis points and decreased by $271,000 or 3.0%, for an upward shift of 200 basis points. Excess Net Interest Rate Risk was within those limits outlined in the Bank's

Asset/Liability Management and Interest Rate Risk Policy. The Bank's calculated (total) risk-based capital before the interest rate risk impact was 27.3 % and 22.0% after the interest rate risk impact. Results fall within policy limits for all applicable tests.

Item 4.  Controls and Procedures
-------  -----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal  control over financial  reporting.  During the
             ------------------------------------------------------
quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Rights of the Company's Security Holders.

None.

Item 3. Defaults by the Company on its senior securities.

None.

Item 4. Results of Votes of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8 - K.

        (o)     The following exhibits are filed as part of this report.

                  3.1     Articles of Incorporation of PHSB Financial Corporation*
                  3.2     Bylaws of PHSB Financial Corporation*
                  4.0     Specimen Stock Certificate of PHSB Financial Corporation*
                 10.1     Employment Agreement between Peoples Home Savings Bank and
                          James P. Wetzel, Jr.*
                 10.2     1998 Restricted Stock Plan**
                 10.3     1998 Stock Option Plan**
                 10.4     Employment Agreement between Peoples Home Savings Bank and Richard E.
                          Canonge***
                 10.5     2002 Stock Option Plan****
                 10.6     2002 Restricted Stock Plan****
                 31.0     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                 32.0     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                 99.0     Review Report of Independent Accountants

-----------------
* Incorporated by reference to Registrant's Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on September 10, 2001 (File No. 333-69180).
** Incorporated by reference to the identically numbered exhibits to PHS Bancorp, Inc.'s Form 10-Q for the quarter ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998 (File No. 0-23230).
*** Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the Securities and Exchange Commission on March 28, 2002

**** Incorporated  by reference to Registrant's  Registration  Statement on Form
     S-8 filed with the Securities and Exchange Commission on January 17, 2003 (File No. 333-102559).

(b)  Reports on Form 8-K.

     On July 11, 2003, PHSB Financial Corporation filed a form 8-K to report under "Item 9. Regulation FD Disclosure" that PHSB Financial Corporation issued a press release to report earnings for the quarter ended 6/30/2003 and to announce a quarterly dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 7, 2003





PHSB Financial Corporation
--------------------------
(Registrant)



By: /s/James P. Wetzel, Jr.
    -----------------------
    James P. Wetzel, Jr.
    President and Chief Executive Officer




By: /s/Richard E. Canonge
    ---------------------
    Richard E. Canonge
    Chief Financial Officer and Treasurer