Form 10-Q
period 2003-09-30
PHSB FINANCIAL CORP
filed 2003-11-13
CIK 1158026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             SEC File Number 0-33419
                             -----------------------

                           PHSB Financial Corporation
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)


PENNSYLVANIA                                                    25-1894708
------------------------------                            ----------------------
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

As of November 10, 2003 there were 2,905,531 shares outstanding of the issuer's class of common stock.

                           PHSB FINANCIAL CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------

Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of September 30, 2003
           and December 31, 2002                                               3

           Consolidated Statement of Income (unaudited) for the Three
           and Nine Months ended September 30, 2003 and 2002                   4

           Consolidated Statement of Comprehensive Income (unaudited)
           for the Three and Nine Months ended September 30, 2003 and 2002     5

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Nine Months ended September 30, 2003            6

           Consolidated Statement of Cash Flows (unaudited) for the
           Nine Months ended September 30, 2003 and 2002                       7

           Notes to Consolidated Financial Statements                       8-11


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12-18

   Item 3. Quantitative and Qualitative Disclosure About Market Risk          19

   Item 4. Controls and Procedures                                            20

Part II Other Information                                                  21-22

                           PHSB FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                             September 30,     December 31,
                                                                  2003            2002
                                                             -------------    -------------
ASSETS
Cash and amounts due from other institutions                 $   5,793,221    $   6,938,217
Interest-bearing deposits with other institutions                3,249,152        1,283,752
                                                             -------------    -------------
Cash and cash equivalents                                        9,042,373        8,221,969
Investment securities:
     Available for sale                                         35,203,528       27,233,227
     Held to maturity (market value $ 8,866,546
        and $19,611,078)                                         8,581,797       19,274,753
Mortgage - backed securities:
     Available for sale                                         55,355,595       44,137,225
     Held to maturity (market value $ 62,198,528
        and $71,826,914)                                        61,650,964       70,346,358
Loans (net of allowance for loan losses of $1,714,417
     and $1,683,596)                                           159,006,348      165,668,214
Accrued interest receivable                                      1,426,436        1,998,773
Premises and equipment                                           4,316,246        4,604,005
Federal Home Loan Bank stock                                     3,808,900        3,620,300
Other assets                                                       891,885          431,881
                                                             -------------    -------------

          TOTAL ASSETS                                       $ 339,284,072    $ 345,536,705
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $ 231,731,211    $ 232,366,672
Advances from Federal Home Loan Bank                            57,880,000       61,007,800
Accrued interest payable and other liabilities                   2,421,701        2,802,061
                                                             -------------    -------------

          Total liabilities                                    292,032,912      296,176,533
                                                             -------------    -------------

Preferred stock, 20,000,000 shares authorized, none issued               -                -
Common stock, $.10 par value 80,000,000 shares authorized,
     3,519,711 and 3,497,109  shares issued                        351,971          349,711
Additional paid in capital                                      32,614,979       32,329,518
Retained earnings - substantially restricted                    24,590,063       23,571,132
Accumulated other comprehensive income                           1,611,040        2,197,377
Unallocated ESOP shares (196,712 and 214,595 shares)            (2,086,418)      (2,276,111)
Unallocated RSP shares (37,510 shares)                            (581,780)               -
Treasury stock, at cost (613,360 and 471,357 shares)            (9,248,695)      (6,811,455)
                                                             -------------    -------------

          Total stockholders' equity                            47,251,160       49,360,172
                                                             -------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 339,284,072    $ 345,536,705
                                                             =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                                      2003            2002                2003            2002
                                                                  -------------   -------------       -------------   -------------
INTEREST AND DIVIDEND INCOME
     Loans:
        Taxable                                                   $  2,375,477    $  2,662,025        $  7,482,391    $  7,875,638
        Exempt from federal income tax                                 190,023         295,607             815,097         498,741
     Investment securities:
        Taxable                                                        213,809         422,770             656,616       1,235,175
        Exempt from federal income tax                                 128,671         208,221             466,907         795,409
     Mortgage - backed securities                                    1,158,878       1,436,947           3,880,207       4,403,806
     Interest - bearing deposits with other institutions                 9,853          41,681              36,090         141,420
                                                                  -------------   -------------       -------------   -------------
             Total interest and dividend income                      4,076,711       5,067,251          13,337,308      14,950,189
                                                                  -------------   -------------       -------------   -------------

INTEREST EXPENSE
     Deposits                                                        1,328,128       1,762,409           4,484,958       4,993,419
     Advances from Federal Home Loan Bank                              743,667         792,655           2,197,886       2,316,652
                                                                  -------------   -------------       -------------   -------------
             Total interest expense                                  2,071,795       2,555,064           6,682,844       7,310,071
                                                                  -------------   -------------       -------------   -------------

             Net interest income                                     2,004,916       2,512,187           6,654,464       7,640,118

PROVISION FOR LOAN LOSSES                                              130,000         195,000             500,000         555,000
                                                                  -------------   -------------       -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  1,874,916       2,317,187           6,154,464       7,085,118
                                                                  -------------   -------------       -------------   -------------

NONINTEREST INCOME
     Service charges on deposit accounts                               185,601         167,690             529,904         464,893
     Investment securities gains, net                                  467,814          98,178           1,010,778         148,138
     Rental income, net                                                 26,400          25,500              77,400          66,983
     Other income                                                       73,094          63,459             209,681         194,396
                                                                  -------------   -------------       -------------   -------------
             Total noninterest income                                  752,909         354,827           1,827,763         874,410
                                                                  -------------   -------------       -------------   -------------

NONINTEREST EXPENSE
     Compensation and employee benefits                              1,074,589         982,541           3,155,376       2,822,891
     Occupancy and equipment costs                                     301,915         338,762             970,098       1,045,349
     Data processing costs                                              46,050          51,116             144,717         149,134
     Other expenses                                                    394,485         378,602           1,230,967       1,157,067
                                                                  -------------   -------------       -------------   -------------
             Total noninterest expense                               1,817,039       1,751,021           5,501,158       5,174,441
                                                                  -------------   -------------       -------------   -------------

Income before income taxes                                             810,786         920,993           2,481,069       2,785,087
Income taxes                                                           223,389         176,765             575,943         653,765
                                                                  -------------   -------------       -------------   -------------

             NET INCOME                                           $    587,397    $    744,228        $  1,905,126    $  2,131,322
                                                                  =============   =============       =============   =============

Earnings Per Share
     Basic                                                        $       0.22    $       0.26        $       0.71    $       0.69
     Diluted                                                      $       0.21    $       0.25        $       0.68    $       0.68

Weighted average number of shares outstanding
     Basic                                                           2,676,199       2,912,386           2,697,793       3,098,123
     Diluted                                                         2,768,214       2,965,714           2,783,525       3,147,222

See accompanying notes to the unaudited consolidated financial statements.

                                 PHSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                             Three Months Ended September 30,                Nine Months Ended September 30,
                                                 2003                 2002                     2003                    2002
                                         --------------------  -------------------    ----------------------   ---------------------
Net Income                                          $587,397            $  744,228                 $1,905,126             $2,131,322
Other comprehensive income (loss):
    Unrealized loss on available
      for sale securities                $  69,989             $782,383               $   122,389              $ 2,022,215
    Less: Reclassification
          adjustment for gain
          included in net income          (467,814)             (98,178)               (1,010,778)                (148,138)
                                         --------------------  -------------------    ----------------------   ---------------------
Other comprehensive income (loss)
  before tax                                         (397,825)             684,205                  (888,389)              1,874,077
Income tax expense (benefit) related
  to other comprehensive income (loss)               (135,261)             232,630                  (302,052)                637,186
                                                    ---------           ----------                ----------              ----------
Other comprehensive income (loss), net of tax        (262,564)             451,575                  (586,337)              1,236,891
                                                    ---------           ----------                ----------              ----------
Comprehensive income                                $ 324,833           $1,195,803                $1,318,789              $3,368,213
                                                    =========           ==========                ==========              ==========

                                 PHSB FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)


                                                        Accumulated                                            Total
                                 Additional               Other      Unallocated   Unallocated                 Stock-    Compre-
                       Common     Paid in     Retained Comprehensive Shares Held   Shares Held    Treasury    holders'   hensive
                       Stock      Capital     Earnings    Income       by ESOP        by RSP       Stock       Equity    Income
                     --------  ----------- -----------  ----------   -----------     ---------  -----------  ----------- -----------
Balance,
  December 31, 2002  $349,711  $32,329,518 $23,571,132  $2,197,377   ($2,276,111)  $         -  ($6,811,455) $49,360,172

Net Income                                   1,905,126                                                         1,905,126 $1,905,126
Other comprehensive
  income:
  Unrealized loss
    on available
    for sale
    securities                                            (586,337)                                             (586,337)  (586,337)
                                                                                                                         ----------
  Comprehensive
    income                                                                                                               $1,318,789
                                                                                                                         ==========
Cash dividends paid
  ($0.30 per share)                           (886,195)                                                         (886,195)
Treasury stock
  purchased,
  at cost                                                                                        (2,437,240)  (2,437,240)
Common stock
  acquired by RSP                  (76,568)                                           (771,157)                 (847,725)
ESOP shares
  earned                           126,122                               189,693                                 315,815
RSP shares
  earned                                                                               189,377                   189,377
Issuance of shares
  for stock option
  exercise              2,260      235,907                                                                       238,167
                     --------  ----------- -----------  ----------   -----------     ---------  -----------  -----------
Balance,
  September 30, 2003 $351,971  $32,614,979 $24,590,063  $1,611,040   ($2,086,418)    ($581,780) ($9,248,695) $47,251,160
                     ========  =========== ===========  ==========   ===========     =========  ===========  ===========

                           PHSB FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                 Nine Months ended September 30,
                                                                       2003            2002
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net income                                                        $  1,905,126    $  2,131,322
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          500,000         555,000
    Depreciation, amortization and accretion                           396,250         520,101
    Amortization of discounts, premiums and
      loan origination fees                                          1,425,610         959,318
    Gains on sale of investment securities, net                     (1,010,778)       (148,138)
    (Increase) decrease in accrued interest receivable                 572,337        (215,434)
    Increase (decrease) in accrued interest payable                   (368,110)        534,159
    Amortization of ESOP unearned compensation                         315,815         248,935
    Amortization of RSP unearned compensation                          189,377          42,952
    Other, net                                                        (375,132)       (622,734)
                                                                  ------------    ------------

      Net cash provided by operating activities                      3,550,495       4,005,481
                                                                  ------------    ------------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                             7,210,238       9,728,254
     Proceeds from maturities and principal repayments              34,665,508      17,107,760
     Purchases                                                     (61,033,913)    (32,502,574)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments              44,344,468      26,544,194
     Purchases                                                     (25,366,693)    (40,868,003)
  (Increase) decrease in loans receivable, net                       5,067,794     (28,546,205)
  Proceeds from sale of repossessed assets                             375,852         268,084
  Purchase of premises and equipment                                  (108,491)       (228,341)
  Purchase of Federal Home Loan Bank Stock                            (188,600)       (351,500)
                                                                  ------------    ------------

    Net cash provided by (used for) investing activities             4,966,163     (48,848,331)
                                                                  ------------    ------------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                 (635,461)     24,173,446
  Advances from Federal Home Loan Bank                               5,000,000      10,000,000
  Repayment of Advances from Federal Home Loan Bank                 (8,127,800)     (3,000,000)
  Proceeds from stock option exercise                                  238,167               -
  Treasury stock purchased                                          (2,437,240)     (6,473,921)
  Cash dividends paid                                                 (886,195)       (847,952)
  Common stock acquired by RSP                                        (847,725)              -
                                                                  ------------    ------------

    Net cash provided by (used for) financing activities            (7,696,254)     23,851,573
                                                                  ------------    ------------

    Increase (decrease) in cash and cash equivalents                   820,404     (20,991,277)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     8,221,969      34,183,348
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  9,042,373    $ 13,192,071
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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

                                                        Three months ended,           Nine months ended,
                                                           September 30,                September 30,
                                                        2003           2002           2003          2002
                                                    ------------   ------------   ------------  ------------
     Net income as reported                         $    587,397   $    744,228   $  1,905,126  $  2,131,322
     Less pro forma expense related to options            36,829         42,530         73,658       127,590
                                                    ------------   ------------   ------------  ------------
     Pro forma net income                                550,568        701,698      1,831,468     2,003,732
                                                    ============   ============   ============  ============

     Basic net income per common share:
             As reported                            $       0.22   $       0.26   $       0.71  $       0.69
             Pro forma                                      0.21           0.24           0.68          0.65
     Diluted net income per common share:
             As reported                            $       0.21   $       0.25   $       0.68  $       0.68
             Pro forma                                      0.20           0.24           0.66          0.64

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

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company's reported equity.

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

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement has not and is not expected to have a material effect on the Company's financial position or results of operations. In October of 2003, the FASB decided to defer the implementation date of interpretation No. 46 from the third quarter to the fourth quarter. This deferral only applies to variable interest entities that existed prior to February 1, 2003.

Cash Flow Information

The Company has defined cash and cash equivalents as cash and amounts due from depository institutions and interest-bearing deposits with other institutions.

For the nine months ended September 30, 2003 and 2002, the Company made cash payments for interest of $7,051,000 and $6,776,000 respectively. The Company also made cash payments for income taxes of $308,000 and $734,000 respectively, during these same periods.


NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing net income as reported as the numerator and average shares outstanding as the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any options, warrants, and convertible securities are adjusted for in the denominator. Shares outstanding do not include ESOP shares that were purchased and unallocated in accordance with SOP 93-6, "Employers' Accounting for Stock Ownership Plans." The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

                                                     Three months ended           Nine months ended
                                                        September 30,               September 30,
                                                     2003          2002          2003          2002
                                                  ----------    ----------    ----------    ----------
Weighted average common stock outstanding          3,278,216     3,269,975     3,268,037     3,262,494

Average treasury stock                              (602,017)     (357,589)     (570,244)     (164,371)
                                                  ----------    ----------    ----------    ----------
Weighted average common stock and
common stock equivalents used to calculate
basic earnings per share                           2,676,199     2,912,386     2,697,793     3,098,123

Additional common stock equivalents (stock
options) used to calculate diluted earnings per
share                                                 92,015        53,328        85,732        49,099
                                                  ----------    ----------    ----------    ----------
Weighted average common stock and
common stock equivalents used to calculate
diluted earnings per share                         2,768,214     2,965,714     2,783,525     3,147,222
                                                   =========     =========     =========     =========


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

On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act, and additional regulations are expected to be promulgated by the SEC. As a result of the passage of the Act and regulations implemented by the SEC, publicly-registered companies, such as the Company, are subject to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, require certain officers to personally certify certain SEC filings and financial statements and require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market could adversely affect the prices of publicly-traded stocks, such as the Company.

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


Financial Condition

Total assets at September 30, 2003 of $339.3 million represented a decrease of $6.2 million or 1.8% from December 31, 2002. This decrease was primarily due to decreases in loans of $6.7 million.

Loans receivable, net at September 30, 2003, of $159.0 million represented a decrease of $6.7 million from $165.7 million at December 31, 2002. The decrease in the loan portfolio was primarily attributable to decreases in mortgage and automobile loans.

Total deposits after interest credited at September 30, 2003 were $231.7 million, a decrease of $636,000 or 0.3% from $232.4 million at December 31, 2002.

Advances from the Federal Home Loan Bank of Pittsburgh decreased $3.1 million to $57.9 million at September 30, 2003 from $61.0 million at December 31, 2002.

Stockholders' equity decreased $2.1 million for the nine month period ended September 30, 2003. This decrease was due to treasury stock and restricted stock purchases of $2,437,000 and $848,000 along with a decrease in accumulated other comprehensive income of $586,000 and cash dividends paid of $886,000. These decreases to stockholders' equity were partially offset by net income of $1,905,000 and the issuance of option shares of $238,000 along with decreases in unallocated ESOP and RSP shares of $316,000 and $189,000 respectively.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002.

General.
Net income for the three months ended September 30, 2003 decreased by $157,000 to $587,000, from $744,000 for the three months ended September 30, 2002. This decrease was primarily due to a $507,000 decrease in net interest income along with increases in noninterest expense and income tax provisions of $66,000 and $46,000, respectively. These decreases to net income were partially offset by a $398,000 increase in noninterest income and a $65,000 decrease in loan loss provisions.

Net Interest Income.
Reported net interest income decreased $507,000 or 21.9% for the three months ended September 30, 2003. Net interest income on a tax equivalent basis decreased by $605,000 or 21.8% in a period when both average interest-earning assets and average interest-bearing liabilities decreased (decreased $9.4 million, or 2.8%, and $6.7 million, or 2.3%, respectively). The Company's net interest rate spread on a tax equivalent basis decreased 55 basis points to 2.28% for the three months ended September 30, 2003 as compared to the third quarter of 2002. The tax equivalent basis is calculated utilizing the statutory rate of 34%.

Interest Income.
Reported interest income decreased $990,000 to $4.1 million for the three month period ended September 30, 2003, from $5.1 million for the third quarter of 2002. Interest income on a tax equivalent basis totaled $4.2 million for the three months ended September 30, 2003, a decrease of $1,088,000, or 20.4%, from $5.3 million for the three months ended September 30, 2002. This decrease was primarily due to a 115 basis point decrease in the yield earned along with a decrease in the Company's average interest-earning assets of $9.4 million, or 2.8%, for the three months ended September 30, 2003. Interest earned on loans decreased $447,000, or 14.4%, in 2003. This decrease was due to a $3.1 million, or 1.9%, decrease in the average balance of loans along with a 98 basis point decrease in the yield earned. Interest earned on interest-bearing deposits and investment and mortgage-backed securities (including securities available for sale) decreased $641,000, or 28.9%, in 2003. This decrease was due to a decrease in the average balance of securities of $6.4 million, or 3.7%, million along with a 134 basis point decrease in the yield earned.

Interest Expense.
Interest expense decreased $483,000 to $2.1 million for the three months ended September 30, 2003. The decrease in interest expense was due to a 60 basis point decrease in the average cost of interest-bearing liabilities to 2.92% along with a $6.7 million, or 2.3%, decrease in the average balance of interest-bearing liabilities. The $6.7 million, or 2.3% decrease in the average balance of interest-bearing liabilities was the result of a decrease in average deposits of $5.4 million, or 2.3% along with a decrease in average borrowings of $1.2 million, or 2.1%.

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

The provision for loan losses decreased by $65,000 to $130,000 for the three months ended September 30, 2003, from $195,000 for the three months ended September 30, 2002. A decrease in loans precipitated the decrease in the provision for loan losses. See "Risk Elements."

Noninterest Income.
Total noninterest income increased $398,000 to $753,000 for the three months ended September 30, 2003, from $355,000 for the three months ended September 30, 2002. This increase was primarily due to an increase in gains on sales of investment securities of $370,000 from $98,000 for the three months ended September 30, 2002 to $468,000 for the three months ended September 30, 2003. The $370,000 increase in security gains resulted from management reacting to the opportunities available to sell securities without significantly impacting the overall effective yield of the investment portfolio. Management continues to closely monitor the investment portfolio for other similar opportunities which may become available.

Noninterest Expense.
Noninterest expense increased $66,000 to $1.8 million for the three months ended September 30, 2003, from $1.7 million for the three months ended September 30, 2002. This increase was primarily due to an increase in compensation and employee benefits of $92,000 which was primarily the result of normal merit increases along with increased RSP expense as a result of the 2002 Restricted Stock Plan, which was ratified by the Company's stockholders at a special meeting of stockholders on December 23, 2002.


Comparison of Operating Results for the Nine Months Ended September 30, 2003 and September 30, 2002.

General.
Net income for the nine months ended September 30, 2003 decreased by $226,000 to $1,905,000, from $2,131,000 for the nine months ended September 30, 2002. This decrease was primarily due to a $986,000 decrease in net interest income along with a $327,000 increase in noninterest expense. These decreases to net income were partially offset by a $954,000 increase in noninterest income of $954,000 and decreases in loan loss and income tax provisions of $55,000 and $78,000, respectively.

Net Interest Income.
Reported net interest income decreased $986,000, or 12.9%, for the nine months ended September 30, 2003. Net interest income on a tax equivalent basis decreased by $993,000, or 12.0%, in a period when both average interest earning assets and average interest-bearing liabilities increased (increased $7.3 million, or 2.3% and $10.7 million, or 3.9%, respectively). The Company's net interest rate spread on a tax equivalent basis decreased 38 basis points to 2.54% for the nine months ended September 30, 2003.

Interest Income.
Reported interest income decreased $1,613,000 to $13.3 million for the nine month period ended September 30, 2003, from $14.9 million for the first nine months of 2002. Interest income on a tax equivalent basis totaled $14.0 million for the nine months ended September 30, 2003, a decrease of $1,620,000, or 10.4%, from $15.6 million for the nine months ended September 30, 2002. This decrease was primarily due to a 79 basis point decrease in the yield earned, partially offset by an increase in the Company's average interest-earning assets of $7.3 million, or 2.3%, for the nine months ended September 30, 2003. Interest earned on loans increased $86,000, or 1.0%, in 2003. This increase was due to a $15.4 million, or 10.3% increase in the average balance of loans partially offset by a 64 basis point decrease in the yield earned. Interest earned on interest-bearing deposits and investment and mortgage-backed securities (including securities available for sale) decreased $1.7 million, or 24.4%, in 2003. This decrease was due to a decrease in the average balance of securities of $8.1 million, or 4.7%, along with a 111 basis point decrease in the yield earned.

Interest Expense.
Interest expense decreased $627,000 to $6.7 million for the nine months ended September 30, 2003. The decrease in interest expense was due to a 42 basis point decrease in the average cost of interest-bearing liabilities to 3.09% partially offset by a $10.7 million, or 3.9%, increase in the average balance of interest-bearing liabilities. The $10.7 million, or 3.9% increase in the average balance of interest-bearing liabilities was the result of increased average deposits of $12.1 million, or 5.5%, partially offset by a decrease in average borrowings of $1.4 million, or 2.4%.

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

The provision for loan losses decreased by $55,000 to $500,000 for the nine months ended September 30, 2003, from $555,000 for the nine months ended September 30, 2002. A decrease in loans precipitated the decrease in the provision for loan losses. See "Risk Elements."

Noninterest Income.
Total noninterest income increased $954,000 to $1.8 million for the nine months ended September 30, 2003, from $874,000 for the nine months ended September 30, 2002. This increase was primarily due to an increase in gains on sales of investment securities of $863,000 from $148,000 for the nine months ended September 30, 2002 to $1.0 million for the nine months ended September 30, 2003. The $863,000 increase in security gains resulted from management reacting to the opportunities available to sell securities without significantly impacting the overall effective yield of the investment portfolio. Management continues to closely monitor the investment portfolio for other similar opportunities which may become available.

Noninterest Expense.
Noninterest expense increased $327,000 to $5.5 million for the nine months ended September 30, 2003, from $5.2 million for the nine months ended September 30, 2002. This increase was primarily due to an increase in compensation and employee benefits of $332,000 which was primarily the result of normal merit increases along with increased RSP expense as a result of the 2002 Restricted Stock Plan which was ratified by the Company's stockholders at a special meeting of stockholders on December 23, 2002.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At September 30, 2003, the Bank had borrowed $57.9 million of its $154.5 million maximum borrowing capacity and had a remaining borrowing capacity of approximately $96.6 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

Regulatory Capital Requirements

At September 30, 2003, the Bank's Tier I risk-based and total risk-based capital ratios were 25.1% and 26.2%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk-based capital of 10% risk-based assets to be considered well capitalized. The Bank's leverage ratio was 11.9% at September 30, 2003. Current regulations require a leverage ratio 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at September 30, 2003 and December 31, 2002. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 257.93% of total non-performing assets at September 30, 2003 and 379.3% at December 31, 2002.

                                                   September 30,    December 31,
                                                        2003            2002
                                                        ----            ----
                                                        (Dollars in Thousands)

Loans on nonaccrual basis                               $557            $371

Loans past due 90 days or more                           108              47
                                                        ----            ----

Total non-performing loans                               665             418
                                                        ----            ----

Real estate owned                                         12              25
                                                        ----            ----

Total non-performing assets                             $677            $443
                                                        ====            ====

Total non-performing loans to total loans               0.41%           0.25%
                                                        ====            ====

Total non-performing loans to total assets              0.20%           0.12%
                                                        ====            ====

Total non-performing assets to total assets             0.20%           0.13%
                                                        ====            ====

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
-------  ---------------------------------------------------------

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

To reduce the effect of interest rate changes on net interest income the Company has adopted various strategies to enable it to improve matching of interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include: (1) purchasing investment securities with maturities that match specific deposit maturities; (2) emphasizing origination of shorter-term consumer loans, which in addition to offering more rate flexibility, typically bear higher interest rates than residential mortgage loans; and (3) purchasing adjustable-rate mortgage-backed securities as well as mortgage-backed securities with balloon payments which have shorter maturities than typical mortgage- backed securities. Although consumer loans generally possess an inherently higher credit risk than residential mortgage loans, the Company has designed its underwriting standards to minimize this risk as much as possible.

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

From analysis and discussion of the aforementioned reports as of September 30, 2003, management has assessed that the Bank's level of interest rate risk is appropriate for current market conditions. The percentage change in market value of the portfolio equity for an upward and downward shift of 200 basis points are (19.96)% and 19.73%, respectively. Net interest income decreased by $156,000 or 1.7% for a downward shift in rates of 200 basis points and decreased by $312,000 or 3.4%, for an upward shift of 200 basis points. Excess Net Interest Rate Risk was within those limits outlined in the Bank's

Asset/Liability Management and Interest Rate Risk Policy. The Bank's calculated (total) risk-based capital before the interest rate risk impact was 26.2 % and 21.1% after the interest rate risk impact. Results fall within policy limits for all applicable tests.

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

(o)  The following exhibits are filed as part of thi report.

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

------------------
* Incorporated by reference to Registrant's Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on September 10, 2001 (File No. 333-69180).
** Incorporated by reference to the identically numbered exhibits to PHS Bancorp, Inc.'s Form 10-Q for the quarter ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998 (File No. 0-23230).
*** Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and filed with the Securities and Exchange Commission on March 28, 2002

**** Incorporated  by reference to Registrant's  Registration  Statement on Form
     S-8 filed with the Securities and Exchange Commission on January 17, 2003 (File No. 333-102559).

(b)  Reports on Form 8-K.

     On October 10, 2003, PHSB Financial Corporation filed a form 8-K to report under "Item 9. Regulation FD Disclosure" that PHSB Financial Corporation issued a press release to announce a quarterly and special cash dividend.

     On October 15, 2003, PHSB Financial Corporation filed a form 8-K to report under "Item 9. Regulation FD Disclosure" that PHSB Financial Corporation issued a press release to report earnings for the quarter ended 9/30/2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 13, 2003





PHSB Financial Corporation
--------------------------
(Registrant)



By: /s/James P. Wetzel, Jr.
    -------------------------------------
    James P. Wetzel, Jr.
    President and Chief Executive Officer



By: /s/Richard E. Canonge
    -------------------------------------
    Richard E. Canonge
    Chief Financial Officer and Treasurer