Form 10-K
period 2003-12-31
PHSB FINANCIAL CORP
filed 2004-03-18
CIK 1158026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2003
                          ------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                         Commission file number      0-33419
                                                ----------------

                           PHSB Financial Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Pennsylvania                               25-1894708
         ----------------------------                       ----------------
         (State or Other Jurisdiction                       (I.R.S. Employer
            of Incorporation or Organization)             Identification No.)

744 Shenango Road, Beaver Falls, Pennsylvania                         15010
---------------------------------------------                         -----
(Address of Principal Executive Offices)                             Zip Code

Registrant's telephone number, including area code:     (724) 846-7300
                                                        --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:    None
                                                                     ----------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2).   YES       NO  X
                                               ---      ---

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market, on March 5, 2004, was $65.9 million.

         As of March 5, 2004 there were 2,903,353 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2003. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2003. (Part III)

Forward-Looking Statements

         PHSB Financial Corporation (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1. Business
----------------

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

                                                                               At December 31,
                                      --------------------------------------------------------------------------------------------
                                             2003                 2002               2001              2000             1999
                                      ------------------   ----------------  ------------------ ---------------- -----------------
                                          $          %         $        %         $         %       $        %       $         %
                                      --------    ------   --------  ------  --------    ------ --------  ------ --------   ------
                                                                                (In thousands)
Mortgage loans:
  One-to-four family (1)........... $ 58,871     38.21%  $ 65,395   39.32% $ 61,093     43.94% $ 57,999   44.58% $ 53,184    44.62%
  Multi-family ....................      970      0.63        752    0.45       723      0.52       755    0.58       388     0.33
  Construction.....................      770      0.50        947    0.57     3,999      2.88     1,778    1.37     1,614     1.36
  Commercial.......................    8,185      5.31      5,900    3.55     5,224      3.76     2,760    2.12       541     0.45
                                    --------    ------   --------  ------  --------    ------  --------  ------  --------   ------
Total Mortgage loans...............   68,796     44.65     72,994   43.89    71,039     51.10    63,292   48.65    55,727    46.76
                                    --------    ------   --------  ------  --------    ------  --------  ------  --------   ------
Commercial loans:
  Taxable loans....................    1,266      0.82      1,348    0.81     2,227      1.60     2,461    1.89     4,087     3.43
  Tax exempt loans.................   19,726     12.80     23,584   14.18     4,479      3.22     4,628    3.56       641     0.54
                                    --------    ------   --------  ------  --------    ------  --------  ------  --------   ------
Total Commercial loans.............   20,992     13.62     24,932   14.99     6,706      4.82     7,089    5.45     4,728     3.97
                                    --------    ------   --------  ------  --------    ------  --------  ------  --------   ------
Consumer loans:
  Automobile.......................   48,932     31.76     54,996   33.06    49,021     35.26    48,361   37.18    48,026    40.29
  Consumer credit line.............    7,712      5.01      6,865    4.13     6,217      4.47     6,130    4.71     5,547     4.65
  Other(2).........................    7,648      4.96      6,532    3.93     6,054      4.35     5,216    4.01     5,161     4.33
                                    --------    ------   --------  ------  --------    ------  --------  ------  --------   ------
Total Consumer loans...............   64,292     41.73     68,393   41.12    61,292     44.08    59,707   45.90    58,734    49.27
                                    --------    ------   --------  ------  --------    ------  --------  ------  --------   ------
  Total loans......................  154,080    100.00%   166,319  100.00%  139,037    100.00%  130,088  100.00%  119,189   100.00%
                                                ======             ======              ======            ======             ======
Less:
  Loans in process.................      597                  915             2,221               1,204               707
  Deferred loan fees...............   (1,749)              (1,948)           (1,691)             (1,588)           (1,623)
  Allowance for losses on loans....    1,648                1,684             1,506               1,455             1,360
                                    --------             --------          --------            --------          --------
    Total loans, net............... $153,584             $165,668          $137,001            $129,017          $118,745
                                    ========             ========          ========            ========          ========

------------
(1)  Includes home equity and junior lien mortgage loans.
(2)  Consists primarily of secured and unsecured personal loans.

         Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2003. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $93.6 million for the year ended December 31, 2003. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                              1-4 Family      Other
                             Real Estate   Real Estate    Commercial
                              Mortgages     Mortgages        Loans      Consumer     Total
                              ---------     ---------        -----      --------     -----
                                                        (In thousands)
Amounts Due:
Less than 1 year............   $    241      $    942       $ 15,061    $  7,158   $  23,402
After 1 year:
  1 to 3 years..............      1,339           718          3,298      13,390      18,745
  3 to 5 years..............      4,802         1,312            947      32,677      39,738
  5 to 10 years.............     10,771         3,083            911       8,501      23,266
  Over 10 years.............     42,488         3,100            775       2,566      48,929
                               --------      --------       --------    --------   ---------
Total due after one year....     59,400         8,213          5,931      57,134     130,678
                               --------      --------       --------    --------   ---------
Total amount due............   $ 59,641      $  9,155       $ 20,992    $ 64,292   $ 154,080
                               ========      ========       ========    ========   =========


         The following table sets forth as of December 31, 2003, the dollar amount of all loans due after December 31, 2004, based upon fixed rates of interest or floating or adjustable interest rates.


                                                      Floating or
                                                      Adjustable
                                 Fixed Rates            Rates           Total
                                 -----------            -----           -----
                                                   (In thousands)
One-to-four family.........        $  58,680           $    720      $  59,400
Other mortgage loans.......            7,297                916          8,213
Commercial.................            3,758              2,173          5,931
Consumer...................           57,133                  1         57,134
                                   ---------           --------       --------
    Total..................        $ 126,868           $  3,810       $130,678
                                   =========           ========       ========

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

         Included in the Company's one- to- four family loan portfolio are home equity loans and second mortgage loans. Home equity and second mortgage loans are generally fixed rate with interest rates based on market rates. In most instances, the Company holds the first lien on a second mortgage. At December 31, 2003, such loans totaled $4.7 million, or 8.0% of the Company's one-to-four family portfolio.

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

         The Company's other consumer loans include credit card loans, and secured and unsecured personal loans. Secured consumer loans are generally collateralized by secondary liens on real estate. Unsecured consumer loans are only made up to $35,000.

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

         Loan Commitments. The Company, generally grants commitments to fund fixed-rate single-family mortgage loans for periods of up to 90 days at a specified term and interest rate. At December 31, 2003, total aggregate commitments to extend credit were $22.5 million.

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

         Non-performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("FAS") No.15 and no impaired loans within the meaning of FAS No. 114, as amended by FAS No. 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $30,000 for the year ended December 31, 2003, of which $18,000 was collected.

                                                                          At December 31,
                                                        -------------------------------------------------         ----
                                                            2003          2002         2001          2000         1999
                                                            ----          ----         ----          ----         ----
                                                                          (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to -four family.............................      $    95        $   99       $  182       $   201         $214
  All other mortgage loans.........................           55           134           --            --           --
Non-mortgage loans:
  Commercial.......................................           39            12          169           206           --
  Consumer.........................................          185           126          186           175          210
                                                         -------        ------       ------       -------        -----
Total..............................................      $   374        $  371       $  537       $   582         $424
                                                         -------        ------       ------       -------        -----
Accruing loans which are contractually
  past due 90 days or more:
Mortgage loans:
  One- to -four family.............................      $    --        $   --       $   --       $    --       $   --
  All other mortgage loans.........................           --            --           --            --           --
Non-mortgage loans:
  Commercial ......................................           --            --           --            --           --
  Consumer.........................................           27            47           56            83           73
                                                         -------        ------       ------       -------        -----
Total..............................................      $    27        $   47       $   56       $    83        $  73
                                                         -------        ------       ------       -------        -----
Total non-performing loans.........................      $   401        $  418       $  593       $   665        $ 497

Real estate owned..................................      $    34        $   26       $   --       $    --        $  --
                                                         -------        ------       ------       -------        -----
Total non-performing assets........................      $   435        $  444       $  593       $   665        $ 497
                                                         =======        ======       ======       =======        =====
Total non-performing loans to total loans..........         0.26%         0.25%        0.43%         0.51%        0.42%
                                                         =======        ======       ======       =======        =====
Total non-performing assets to total assets........         0.13%         0.13%        0.19%         0.25%        0.19%
                                                         =======        ======       ======       =======        =====

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

         The following table sets forth the Company's classified assets in accordance with its classification system.


                                     At December 31, 2003
                                        (In thousands)
Special Mention..............            $     608
Substandard..................                  945
Doubtful ....................                   --
Loss ........................                   --
                                         ---------
                                         $   1,553
                                         =========

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

         The historical loss experience model that is used to establish the loan loss factors for both classified and non-classified loans is designed to be self-correcting by taking into account the Company's recent loss experience. Pooled loan loss factors are adjusted quarterly, if necessary, based upon the level of net charge-offs expected by management. Furthermore, the Company's methodology permits adjustments to any loss factor used in the computation of the allowance in the event that, in management's judgement, significant conditions which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors.

         The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth certain information regarding the Company's allowance for loan losses at the dates indicated.

                                                                             For the Year Ended December 31,
                                                        ---------------------------------------------------------------------
                                                          2003           2002              2001           2000          1999
                                                        --------       --------          --------       --------     --------
                                                                                      (In thousands)
Total loans outstanding......................           $154,080       $166,319          $139,037       $130,088     $119,189
                                                        ========       ========          ========       ========     ========
Average loans outstanding....................           $163,565       $154,349          $131,878       $125,964     $111,050
                                                        ========       ========          ========       ========     ========
Allowance balance (at beginning of
  period)....................................           $  1,684       $  1,506          $  1,455       $  1,360     $  1,287
Provision for loan losses....................                620            735               520            555          410
Charge-offs:
  Mortgage loans (except commercial).........                 55             21                --              8           15
  Commercial mortgages.......................                 --             --                --             --           --
  Commercial ................................                 88             10                --             --           --
  Consumer...................................                587            594               498            503          373
                                                        --------       --------          --------       --------     --------
                                                             730            625               498            511          388
                                                        --------       --------          --------       --------     --------
Recoveries
   Mortgage loans (except commercial)........                 (7)            (7)               --             (1)          (1)
   Commercial mortgages......................                 --             --                --             --           --
   Commercial ...............................                 --             (1)               --             --           --
   Consumer..................................                (67)           (60)              (29)           (50)         (50)
                                                        --------       --------          --------       --------     --------
                                                            ( 74)           (68)              (29)           (51)         (51)
                                                        --------       --------          --------       --------     --------
Net loans charged-off........................                656            557               469            460          337
                                                        --------       --------          --------       --------     --------
Allowance balance, at end of period..........           $  1,648       $  1,684          $  1,506       $  1,455     $  1,360
                                                        ========       ========          ========       ========     ========
Allowance for loan losses as a percent
  of total loans outstanding.................               1.07%          1.01%             1.08%          1.12%        1.14%
                                                        ========       ========          ========       ========     ========
Net loans charged-off as a percent of
  average loans outstanding..................               0.40%          0.36%             0.36%          0.37%        0.30%
                                                        ========       ========          ========       ========     ========

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

                                                                 At December 31,
                ----------------------------------------------------------------------------------------------------------------
                      2003                   2002                  2001                  2000                  1999
                ---------------------- ---------------------- --------------------- --------------------- ----------------------
                        % of loans in          % of loans in         % of loans in         % of loans in          % of loans in
                        each category          each category         each category         each category          each category
                Amount  to total loans Amount  to total loans Amount to total loans Amount to total loans Amount  to total loans
                ------  -------------- ------  -------------- ------ -------------- ------ -------------- ------  --------------
                                                                  (In thousands)
Mortgage
  loans........ $  218      44.65%     $  255        43.89%   $  259    51.10%      $  260       48.65%   $  266      46.76%
Commercial
  loans
  and lease
  financing
  receivables..    400      13.62         417        14.99       282     4.82          197        5.45       122       3.97
Consumer
  loans........  1,030      41.73       1,012        41.12       965    44.08          998       45.90       972      49.27
                ------     ------      ------       ------    ------   ------       ------      ------    ------     ------
                $1,648     100.00%     $1,684       100.00%   $1,506   100.00%      $1,455      100.00%   $1,360     100.00%
                ======     ======      ======       ======    ======   ======       ======      ======    ======     ======

                                                                       12

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

         Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At December 31, 2003, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder's equity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2003, Company had securities classified as "held to maturity" and "available for sale" in the amount of $63.8 million and $104.6million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2003, the Company's securities available for sale had an amortized cost of $102.3 million and market value of $104.6 million. The changes in market value in the Company's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Company's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2003, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) investment grade corporate bonds and commercial paper, (viii) real estate mortgage investment conduits, and (ix) equity securities. The Board of Directors may authorize additional investments.

         As a source of liquidity and to supplement Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like the Company.

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

                                                                         At December 31,
                                                            --------------------------------------
                                                                2003           2002          2001
                                                                ----           ----          ----
                                                                         (In thousands)
Investment and mortgage-backed
securities held to maturity:
  U.S. Government agency securities......................    $ 5,697        $16,750       $23,490
  Obligations of states and political subdivisions.......      2,255          2,525         2,769
  Mortgage-backed securities.............................     55,843         70,346        30,180
                                                             -------        -------       -------
     Total investment and  mortgage-backed securities....     63,795         89,621        56,439
  Interest-bearing deposits..............................        754          1,284        28,195
  FHLB stock.............................................      3,607          3,620         2,615
                                                             -------        -------       -------
     Total investments...................................    $68,156        $94,525       $87,249
                                                             =======        =======       =======


                                                                         At December 31,
                                                            --------------------------------------
                                                                2003           2002          2001
                                                                ----           ----          ----
                                                                         (In thousands)
Investment and mortgage-backed
securities available for sale:
  U.S. Government treasury securities....................   $  4,989        $ 6,999       $ 1,037
  U.S. Government agency securities......................      9,612          1,109         1,089
  Real estate mortgage investment conduits...............         17             25            36
  Obligations of states and political subdivision........      4,874         13,658        19,217
  Corporate obligations..................................      1,120          1,112            --
  Equity Securities......................................      8,107          4,330         1,523
  Mortgage-backed securities.............................     75,911         44,137        54,604
                                                            --------        -------       -------
     Total...............................................   $104,630        $71,370       $77,506
                                                            ========        =======       =======

                                       15

Investment and Mortgage-Backed Securities Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 2003. The table does not include interest bearing deposits or FHLB stock and does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                                                          Total Investment and
                          One Year or Less  One to Five Years   Five to Ten Years  More than Ten Years Mortgage-backed Securities
                          ----------------  -----------------   -----------------  ------------------- --------------------------
                          Carrying Average  Carrying  Average    Carrying Average    Carrying Average  Carrying Average    Market
                            Value  Yield(1)   Value   Yield(1)    Value   Yield(1)    Value   Yield(1)  Value   Yield(1)   Value
                            -----  --------   -----   --------    -----   --------    -----   --------  -----   --------   -----
                                                                   (In thousands)
Held to Maturity:
U.S. Government
  agency securities......  $   994    7.09%  $ 1,000    3.71%    $ 2,784    1.55%    $   919   1.55%   $  5,697   2.90%  $  5,862
Obligations of
  states and
  political
  subdivisions...........      498    7.19        --      --          --      --       1,757   7.39       2,255   7.35      2,341
Mortgage-backed
  securities.............       --      --     3,749    5.00      31,919    4.67      20,175   5.38      55,843   4.95     56,194
                           -------    ----   -------    ----     -------    ----     -------   ----    --------   ----   --------
    Total................  $ 1,492    7.12%  $ 4,749    4.73%    $34,703    4.42%    $22,851   5.38%   $ 63,795   4.85%  $ 64,397
                           =======    ====   =======    ====     =======    ====     =======   ====    ========   ====   ========
Available for sale:
U.S. Government
  treasury
  obligations............  $ 4,989    1.00%  $    --      --     $    --      --     $    --     --    $  4,989   1.00%  $  4,989
U.S. Government
  agency securities......    8,549    1.19     1,063    7.29          --      --          --     --       9,612   1.86      9,612
Obligations of states
  and political
  subdivisions...........       --       -     2,268    7.54          --      --       2,606   7.50       4,874   7.52      4,874
Corporate securities.....      604    4.50       516    5.40          --      --          --     --       1,120   4.91      1,120
Real estate mortgage
  investment conduits....       --      --        --      --          --      --          17   1.88          17   1.88         17
Equity securities........    8,107    2.67        --      --          --      --          --     --       8,107   2.67      8,107
Mortgage-backed
  securities.............        1    9.00       137    7.42       8,376    4.07      67,397   5.21      75,911   5.09     75,911
                           -------    ----   -------    ----     -------    ----     -------   ----    --------   ----   --------
    Total................  $22,250    1.78%  $ 3,984    7.19%    $ 8,376    4.07%    $70,020   5.29%   $104,630   4.52%  $104,630
                           =======    ====   =======    ====     =======    ====     =======   ====    ========   ====   ========

--------------
(1) Average yields on tax exempt obligations have been computed on a tax equivalent basis assuming a 34% tax rate.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates paid by the Company on deposits are set weekly at the direction of the Board of Directors. Interest rates are determined based on the Company's liquidity requirements, interest rates paid by the Company's competitors, and the Company's growth goals and applicable regulatory restrictions and requirements. At December 31, 2003, the Company had no brokered deposits.

         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.


                                                   Certificates
Maturity Period                                     of Deposits
---------------                                     -----------
                                                  (In thousands)

Less than 90 days.............................      $  1,850
3 months to 6 months..........................        16,530
6 months to 1 year............................         4,967
Greater than 1 year...........................        10,389
                                                    --------
  Total certificates of deposit with
     balances of $100,000 or more                   $ 33,736
                                                    ========

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


                                                     At or For the Years
                                                      Ended December 31,
                                                      ------------------
                                                   2003       2002        2001
                                                   ----       ----        ----
                                                            (In thousands)
FHLB advances:
  Average outstanding........................    $56,462    $57,862     $47,592
                                                 =======    =======     =======
  Maximum amount outstanding at any
    month-end during the year................     66,008     66,325      51,195
                                                 -------    -------     -------
  Weighted average interest rate during
     the year................................       5.22%      5.35%       5.53%
                                                 -------    -------     -------
  Total FHLB advances at end of period.......     58,880     61,008      50,325
                                                 -------    -------     -------
  Weighted Year End Rate.....................       4.96%      4.93%       5.41%
                                                 -------    -------     -------

Personnel

         As of December 31, 2003, the Company had 78 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

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

         Financial Modernization. The Gramm-Leach-Bliley Act, which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The

Company has not submitted notice to the Federal Reserve of an intent to be deemed a financial holding company.

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

Sarbanes-Oxley Act of 2002.

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

Regulation of the Bank

         General. As a Pennsylvania chartered savings bank with deposits insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation or the United States Congress, could have a material impact on the Bank and its operations.

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

         The code also provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund and
(2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the code is significantly restricted by the Federal Deposit Insurance Act.

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

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2003, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

         The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of December 31, 2003.

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

         As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2003, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2003, the Bank met its reserve requirements.

         Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2003, the Bank's loans-to-one borrower limitation was $5.9 million and was in compliance with such limitation.

Item  2.  Properties
--------------------

         (a)      Properties

         At December 31, 2003, the Company operated from its main office, 9 branch offices and an administrative office located in the counties of Beaver and Lawrence, Pennsylvania. All offices are owned except for one branch office. The lease has an initial term of 10 years, with a renewal option for an additional 10 years.

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Market Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2003 (the "Annual Report") and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears under the section captioned "Selected Financial and Other Data" in the Annual Report and is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The information contained in the subsection captioned "Market Risk Analysis" under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The   Registrant's   financial   statements   listed  in  Item  15  are
incorporated herein by reference from the Annual Report.

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

Item 9A.  Controls and Procedures
---------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange

Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and  Executive Officers of the Registrant
-------------------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2004 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and
"- Biographical Information."

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company's Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  The information required by this item is incorporated herein by reference to the section captioned "Principal Holders" of the Proxy Statement.

         (b)      Security Ownership of Management

                  The information required by this item is incorporated herein by reference to the sections captioned "Principal Holders" and "Proposal I - Election of Directors" the Proxy Statement.

         (c)      Changes in Control

                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

         (d)      Securities Authorized for Issuance  Under  Equity Compensation
                  Plans

         Set forth below is information as of December 31, 2003 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                              (a)                      (b)                       (c)
                                                                                             Number of securities
                                       Number of securities        Weighted-average        remaining available for
                                         to be issued upon        exercise price of         future issuance under
                                            exercise of              outstanding          equity compensation plans
                                       outstanding options,       options, warrants         (excluding securities
                                        warrants and rights           and rights           reflected in column (a))
                                        -------------------           ----------           ------------------------
Equity compensation plans
approved by shareholders:

  2002 Stock Option Plan............          154,000                   15.51                       -
  2002 Restricted Stock Plan........              N/A                     N/A                       -
  1998 Stock Option Plan............          159,129                    9.22                       -
  1998 Restricted Stock Plan........              N/A                     N/A                       -

Equity compensation
  plans not approved by
  shareholders(1):                                N/A                     N/A                     N/A
                                              -------              ----------                   -----
     TOTAL.........................           313,129              $    12.32                       -
                                              =======              ==========                   =====

------------
(1)  Not applicable.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

         The information called for by this item is incorporated herein by reference to the section captioned "Audit Fees and Services" in the Proxy Statement.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The consolidated balance sheet of PHSB Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C., independent accountants.

         2. The following exhibits are included in this Report or incorporated herein by reference:

                   3.1     Articles of Incorporation of PHSB Financial Corporation*
                   3.2     Bylaws of PHSB Financial Corporation*
                   4       Specimen Stock Certificate of PHSB Financial Corporation*
                  10.1     Employment Agreement between Peoples Home Savings Bank and
                           James P. Wetzel, Jr.*
                  10.2     1998 Restricted Stock Plan***
                  10.3     1998 Stock Option Plan***
                  10.4     Employment Agreement between Peoples Home Savings Bank and
                           Richard E. Canonge**
                  10.5     2002 Stock Option Plan***
                  10.6     2002 Restricted Stock Plan***
                  13       Annual Report to Stockholders for the fiscal year ended December 31, 2003
                  14       Code of Ethics
                  21       Subsidiaries of the Registrant (See Item 1. Business)
                  23       Consent of Accountants
                  31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------
* Incorporated by reference to Registrant's Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on September 10, 2001 (File No. 333-69180).
** Incorporated by reference to the identically numbered exhibit on Form 10-K filed with the SEC on March 28, 2002.
*** Incorporated by reference into the Registrant's Registration Statement on Form S-8 (333-102559) filed with the Securities and Exchange Commission on January 17, 2003.

         (b) Reports on Form 8-K.

                  A Report on Form 8-K, dated October 10, 2003, was filed with the SEC on October 10, 2003 to announce the declaration of a special cash dividend in addition to the regular quarterly dividend.

                  A Report on Form 8-K, dated October 15, 2003, was filed with the SEC on October 15, 2003 to announce earnings for the quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 18, 2004.

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

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 18, 2004.


/s/James P. Wetzel, Jr.                      /s/Richard E. Canonge
-----------------------------------          -----------------------------------
James P. Wetzel, Jr.                         Richard E. Canonge
President, Chief Executive Officer           Vice President, Treasurer, and
  and Director                                Chief Financial Officer
(Principal Executive Officer)                (Principal Financial Officer)


/s/Joseph D. Belas                           /s/Douglas K. Brooks
-----------------------------------          -----------------------------------
Joseph D. Belas                              Douglas K. Brooks
Director                                     Director


/s/Emlyn Charles                             /s/John C. Kelly
-----------------------------------          -----------------------------------
Emlyn Charles                                John C. Kelly
Director                                     Director


/s/John M. Rowse                             /s/Howard B. Lenox
-----------------------------------          -----------------------------------
John M. Rowse                                Howard B. Lenox
Director                                     Director