Form 10-Q
period 2004-03-31
PHSB FINANCIAL CORP
filed 2004-05-13
CIK 1158026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             SEC File Number 0-33419

                           PHSB FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


       PENNSYLVANIA                                            25-1894708
-------------------------------                          -----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                           Identification Number)


                                744 SHENANGO ROAD
                                  P.O. BOX 1568
                        BEAVER FALLS, PENNSYLVANIA 15010
                                (724) 846-7300
                       ----------------------------------
                        (Address, including zip code, and
                        telephone number, including area
                      code of Principal Executive Offices)

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

As of May 10, 2004 there were 2,903,353 shares outstanding of the issuer's class of common stock.

                           PHSB FINANCIAL CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                          PAGE

                                                                          NUMBER
                                                                          ------

PART I FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

           Consolidated Balance Sheet (unaudited) as of March 31, 2004
           and December 31, 2003                                            3

           Consolidated Statement of Income (unaudited) for the Three
           Months ended March 31, 2004 and 2003                             4

           Consolidated Statement of Comprehensive Income (unaudited)
           for the Three Months ended March 31, 2004 and 2003               5

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Three Months ended March 31, 2004            6

           Consolidated Statement of Cash Flows (unaudited) for the
           Three Months ended March 31, 2004 and 2003                       7

           Notes to (unaudited) Consolidated Financial Statements         8 - 10


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                           11 - 15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       16

   ITEM 4. CONTROLS AND PROCEDURES                                         17

PART II OTHER INFORMATION                                                18 - 19

        SIGNATURES                                                         20

                           PHSB FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                March 31,      December 31,
                                                                  2004            2003
                                                             -------------    -------------
ASSETS
Cash and amounts due from other institutions                 $   5,310,474    $   6,795,068
Interest-bearing deposits with other institutions                6,186,671          753,727
                                                             -------------    -------------
Cash and cash equivalents                                       11,497,145        7,548,795
Investment securities:
      Available for sale                                        31,559,171       28,718,832
      Held to maturity (market value $ 7,810,451
         and $8,203,053)                                         7,582,772        7,952,211
Mortgage - backed securities:
      Available for sale                                        78,082,148       75,910,915
      Held to maturity (market value $ 51,863,331
         and $56,194,217)                                       51,297,334       55,843,363
Loans (net of allowance for loan losses of $1,607,804
      and $1,647,886)                                          149,727,759      153,584,123
Accrued interest receivable                                      1,767,360        1,573,295
Premises and equipment                                           4,167,653        4,227,498
Federal Home Loan Bank stock                                     3,525,400        3,606,600
Other assets                                                     2,475,635        1,003,979
                                                             -------------    -------------
            TOTAL ASSETS                                     $ 341,682,377    $ 339,969,611
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $ 235,709,001    $ 231,519,432
Advances from Federal Home Loan Bank                            55,130,000       58,880,000
Accrued interest payable and other liabilities                   3,553,880        2,920,291
                                                             -------------    -------------
            Total liabilities                                  294,392,881      293,319,723
                                                             -------------    -------------

Preferred stock, 20,000,000 shares authorized, none issued            --               --
Common stock, $.10 par value 80,000,000 shares authorized,
  3,519,711 shares issued                                          351,971          351,971
Additional paid in capital                                      32,818,599       32,750,510
Retained earnings -- substantially restricted                   24,128,335       23,857,117
Accumulated other comprehensive income                           1,714,794        1,540,849
Unallocated ESOP shares (184,790 and 190,751 shares)            (1,959,956)      (2,023,187)
Unallocated RSP shares (29,370 and 33,440 shares)                 (455,529)        (518,654)
Treasury stock, at cost ( 616,358 shares)                       (9,308,718)      (9,308,718)
                                                             -------------    -------------
            Total stockholders' equity                          47,289,496       46,649,888
                                                             -------------    -------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 341,682,377    $ 339,969,611
                                                             =============    =============

  See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                          Three Months Ended March 31,
                                                               2004         2003
                                                            ----------   ----------
INTEREST AND DIVIDEND INCOME
      Loans:
          Taxable                                           $2,183,818   $2,600,235
          Exempt from federal income tax                       227,230      310,414
      Investment securities:
          Taxable                                              210,004      238,908
          Exempt from federal income tax                        73,480      188,596
      Mortgage - backed securities                           1,468,529    1,440,659
      Interest - bearing deposits with other institutions        9,495       10,169
                                                            ----------   ----------
               Total interest and dividend income            4,172,556    4,788,981
                                                            ----------   ----------

INTEREST EXPENSE
      Deposits                                               1,242,037    1,601,447
      Advances from Federal Home Loan Bank                     729,288      736,841
                                                            ----------   ----------
               Total interest expense                        1,971,325    2,338,288
                                                            ----------   ----------
               Net interest income                           2,201,231    2,450,693

PROVISION FOR LOAN LOSSES                                      120,000      190,000
                                                            ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          2,081,231    2,260,693
                                                            ----------   ----------
NONINTEREST INCOME
      Service charges on deposit accounts                      184,337      160,220
      Investment securities gains, net                         804,162      176,144
      Rental income, net                                        26,020       25,500
      Other income                                              38,462       68,381
                                                            ----------   ----------
               Total noninterest income                      1,052,981      430,245
                                                            ----------   ----------
NONINTEREST EXPENSE
      Compensation and employee benefits                     1,120,771    1,064,011
      Occupancy and equipment costs                            344,725      358,918
      Data processing costs                                     42,645       48,010
      Other expenses                                           408,183      402,175
                                                            ----------   ----------
               Total noninterest expense                     1,916,324    1,873,114
                                                            ----------   ----------
Income before income taxes                                   1,217,888      817,824
Income taxes                                                   366,000      166,000
                                                            ----------   ----------
               NET INCOME                                   $  851,888   $  651,824
                                                            ==========   ==========
Earnings Per Share
      Basic                                                 $     0.32   $     0.24
      Diluted                                               $     0.30   $     0.23

Weighted average number of shares outstanding
      Basic                                                  2,682,616    2,746,632
      Diluted                                                2,805,551    2,823,985


See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                      Three Months Ended March 31,
                                                                                   2004                         2003
                                                                         -------------------------    -------------------------

Net Income                                                                             $   851,888                  $   651,824
Other comprehensive income (loss):
     Unrealized gain (loss) on available for sale securities             $ 1,067,715                  $  (288,944)
     Less: Reclassification adjustment for gain included in net income      (804,162)                    (176,144)
                                                                         -------------------------    -------------------------
Other comprehensive income (loss) before tax                                               263,553                     (465,088)
Income tax expense (benefit) related to other comprehensive loss                            89,608                     (158,130)
                                                                                       -----------                  -----------
Other comprehensive income (loss), net of tax                                              173,945                     (306,958)
                                                                                       -----------                  -----------
Comprehensive income                                                                   $ 1,025,833                  $   344,866
                                                                                       ===========                  ===========

See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                                                      Accumulated
                                                     Additional                          Other          Unallocated
                                       Common         Paid in          Retained       Comprehensive    Shares Held
                                        Stock         Capital          Earnings          Income          by ESOP
                                      ---------     ------------     ------------     -----------      -----------
   Balance, December 31, 2003         $ 351,971     $ 32,750,510     $ 23,857,117     $ 1,540,849      $(2,023,187)

           Net Income                                                     851,888
  Other comprehensive income:
   Unrealized gain on available
   for sale securities, net of tax                                                        173,945
       Comprehensive income
Cash dividends paid ($0.20 per share)                                    (580,670)
       ESOP shares earned                                 68,089                                            63,231
        RSP shares earned
                                      ---------     ------------     ------------     -----------      -----------
     Balance, March 31, 2004          $ 351,971     $ 32,818,599     $ 24,128,335     $ 1,714,794      $(1,959,956)
                                      =========     ============     ============     ===========      ===========

                                         Unallocated                      Total
                                         Shares Held     Treasury      Stockholders'    Comprehensive
                                           by RSP          Stock          Equity           Income
                                         ----------     ------------    -------------   -------------
   Balance, December 31, 2003            $(518,654)     $(9,308,718)    $ 46,649,888

           Net Income                                                        851,888      $  851,888
  Other comprehensive income:
   Unrealized gain on available
   for sale securities, net of tax                                           173,945         173,945
                                                                                          ----------
       Comprehensive income                                                               $1,025,833
                                                                                          ==========
Cash dividends paid ($0.20 per share)                                       (580,670)
       ESOP shares earned                                                    131,320
        RSP shares earned                   63,125                            63,125
                                         ---------      -----------     -------------
     Balance, March 31, 2004             $(455,529)     $(9,308,718)    $ 47,289,496
                                         =========      ===========     ============

See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  Three Months ended March 31,
                                                                      2004            2003
                                                                  ------------     -----------
OPERATING ACTIVITIES
Net income                                                        $    851,888    $    651,824
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          120,000         190,000
    Depreciation, amortization and accretion                           111,375         151,148
    Amortization of discounts, premiums and
      loan origination fees                                            372,297         408,299
    Gains on sale of investment securities, net                       (804,162)       (176,144)
    Increase in accrued interest receivable                           (194,065)       (239,017)
    Increase in accrued interest payable                               140,769         148,701
    Amortization of ESOP unearned compensation                         131,320         100,025
    Amortization of RSP unearned compensation                           63,125          63,126
    Other, net                                                         247,720         (41,243)
                                                                  ------------     -----------
      Net cash provided by operating activities                      1,040,267       1,256,719
                                                                  ------------     -----------
INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                             4,428,491       1,322,391
     Proceeds from maturities and principal repayments              11,560,077      15,555,827
     Purchases                                                     (19,966,700)     (1,215,825)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments               4,836,485      15,290,652
     Purchases                                                            --       (25,366,693)
  Investment in Subsidiary                                          (1,450,464)           --
  Decrease (Increase) in loans receivable, net                       3,506,490      (1,876,150)
  Proceeds from sale of repossessed assets                             105,135         127,179
  Purchase of premises and equipment                                   (51,530)        (49,320)
  Redemption (Purchase) of Federal Home Loan Bank Stock                 81,200        (254,000)
                                                                  ------------     -----------
    Net cash provided by (used for) investing activities             3,049,184       3,534,061
                                                                  ------------     -----------
FINANCING ACTIVITIES
  Net increase in deposits                                           4,189,569       5,043,681
  Repayment of Advances from Federal Home Loan Bank                 (3,750,000)     (4,750,000)
  Treasury stock purchased                                                --        (1,843,968)
  Cash dividends paid                                                 (580,670)       (302,575)
  Common stock acquired by RSP                                            --          (847,726)
                                                                  ------------     -----------
    Net cash used for financing activities                            (141,101)     (2,700,588)
                                                                  ------------     -----------
    Increase in cash and cash equivalents                            3,948,350       2,090,192

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     7,548,795       8,221,969
                                                                  ------------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 11,497,145    $ 10,312,161
                                                                  ============     ===========

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 2003.

RECENT ACCOUNTING STANDARDS

In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (VIE) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

CASH FLOW INFORMATION

The Company has defined cash and cash equivalents as cash and amounts due from depository institutions and interest-bearing deposits with other institutions.

For the three months ended March 31, 2004 and 2003, the Company made cash payments for interest of $1,831,000 and $2,190,000 respectively. The Company also made cash payments for income taxes of $65,000 and $37,000 respectively, during these same periods.


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

                                                                          Three months ended March 31,
                                                                            2004                   2003
                                                                            ----                   ----
Weighted average common stock outstanding                                3,298,974              3,267,868
Average treasury stock                                                   (616,358)              (521,236)
                                                                         ---------              ---------
Weighted average common stock and common stock
equivalents used to calculate basic earnings per share                   2,682,616              2,746,632

Additional common stock equivalents (stock options) used to
calculate diluted earnings per share                                       122,935                 77,353
                                                                         ---------              ---------
Weighted average common stock and common stock
equivalents used to calculate diluted earnings per share                 2,805,551              2,823,985
                                                                         =========              ---------

NOTE 3 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company does not recognize certain stock-based employee compensation in the financial statements. The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

                                                               Three months ended March 31,
                                                                     2004         2003
                                                                 -----------   ----------
     Net income as reported                                      $   851,888   $  651,824
     Less pro forma expense related to options                        20,322       36,844
                                                                 -----------   ----------
     Pro forma net income                                            831,566      614,980
                                                                 ===========   ==========

     Basic net income per common share:
             As reported                                         $      0.32   $     0.24
             Pro forma                                                  0.30         0.22
     Diluted net income per common share:
             As reported                                         $      0.30   $     0.23
             Pro forma                                                  0.30         0.22

NOTE 4 - NET PERIODIC BENEFIT COST - DEFINED BENEFIT PLANS

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 13 of the Company's Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the trusteed, non-contributory defined benefit pension plan for the three months ended March 31, 2004.

   INTERIM NET PERIODIC PENSION COST FOR THE THREE MONTHS ENDED MARCH 31, 2004


Service Costs                                                      $70,408
Interest Cost                                                       98,048
Expected Return on Plan Assets                                     (94,374)
Amortization of Net Transition Asset                                (5,203)
Amortization of Prior Service Cost                                       0
Amortization of Net Loss                                             8,257
                                                                   -------
Net Periodic Pension Cost                                          $77,136
                                                                   =======

EMPLOYER CONTRIBUTIONS

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $308,544 to its pension plan in 2004. As of March 31, 2004, total contributions of $345,445 have been made and there are no anticipated statutory funding requirements for the remainder of 2004.

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


FINANCIAL CONDITION

Total assets at March 31, 2004 of $341.7 million represented an increase of $1.7 million or 0.5% from December 31, 2003. This increase was primarily due to increases in cash and interest-bearing deposits and other assets of $4.0 million and $1.5 million, respectively. These increases were partially offset by a decrease in net loans of $3.9 million.

Net loans receivable at March 31, 2004, of $149.7 million represented a decrease of $3.9 million from $153.6 million at December 31, 2003. The decrease in the loan portfolio was primarily attributable to a decrease in automobile loans.

Other assets increased $1.5 million to $2.5 million at March 31, 2004 from $1.0 million at December 31, 2003. This increase was primarily due to the Bank's investment in Beaver Village Apartments Limited Partnership. Beaver Village Apartments are low income housing units for senior citizens located in Beaver, Pennsylvania. The Bank anticipates to receive tax credits over a ten year period beginning in 2004 for its investment in this limited partnership.

Total deposits after interest credited at March 31, 2004 were $235.7 million, an increase of $4.2 million or 1.8% from $231.5 million at December 31, 2003.

Advances from the Federal Home Loan Bank of Pittsburgh decreased $3.8 million to $55.1 million at March 31, 2004 from $58.9 million at December 31, 2003.

Stockholders' equity increased $640,000 for the three month period ended March 31, 2004. This increase was due to net income of $852,000 and an increase in accumulated other comprehensive income of $174,000 along with decreases in unallocated ESOP and RSP shares of $63,000 and $63,000 respectively. These increases to stockholders' equity were partially offset by cash dividends paid of $581,000.

RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003.

GENERAL.
Net income for the three months ended March 31, 2004 increased by $200,000 to $852,000, from $652,000 for the three months ended March 31, 2003. This increase was primarily due to an increase in non-interest income of $623,000 along with a decrease in provisions for loan losses of $70,000. These increases to net income were partially offset by a decrease in net interest income of $250,000 along with increases in non- interest expense and income tax provisions of $43,000 and $200,000, respectively.

NET INTEREST INCOME.
Reported net interest income decreased $250,000 or 10.2% for the three months ended March 31, 2004. Net interest income on a tax equivalent basis decreased by $352,000 or 13.0% in a period when both average interest-earning assets and average interest-bearing liabilities decreased (decreased $2.9 million, or 0.9%, and $1.7 million, or 0.6%, respectively). The Company's net interest rate spread on a tax equivalent basis decreased 32 basis points to 2.49% for the three months ended March 31, 2004 as compared to the first quarter of 2003. The tax equivalent basis is calculated utilizing the statutory rate of 34%.

INTEREST INCOME.
Reported interest income decreased $616,000 to $4.2 million for the three month period ended March 31, 2004, from $4.8 million for the first quarter of 2003. Interest income on a tax equivalent basis totaled $4.3 million for the three months ended March 31, 2004, a decrease of $719,000, or 14.2%, from $5.0 million for the three months ended March 31, 2003. This decrease was primarily due to an 81 basis point decrease in the yield earned along with a decrease in the Company's average interest-earning assets of $2.9 million, or 0.9%, for the three months ended March 31, 2004. Interest earned on loans decreased $542,000, or 17.7%, in 2004. This decrease was due to a $14.7 million, or 8.7%, decrease in the average balance of loans along with a 72 basis point decrease in the yield earned. Interest earned on interest-bearing deposits and investment and mortgage-backed securities (including securities available for sale) decreased $177,000, or 9.0%, in 2004. This decrease was due to a 71 basis point decrease in the yield earned partially offset by an increase in the average balance of securities of $11.8 million, or 7.1%.

INTEREST EXPENSE.
Interest expense decreased $367,000 to $2.0 million for the three months ended March 31, 2004. The decrease in interest expense was due to a 49 basis point decrease in the average cost of interest-bearing liabilities to 2.72% along with a $1.7 million, or 0.6%, decrease in the average balance of interest-bearing liabilities. The $1.7 million, or 0.6% decrease in the average balance of interest-bearing liabilities was the result of a decrease in average deposits of $1.0 million, or 0.4% along with a decrease in average borrowings of $0.7 million, or 1.2%.

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

The provision for loan losses decreased by $70,000 to $120,000 for the three months ended March 31, 2004, from $190,000 for the three months ended March 31, 2003. Decreases in loans along with a decrease in non-performing loans precipitated the decrease in the provision for loan losses. See "Risk Elements."

NONINTEREST INCOME.
Total noninterest income increased $623,000 to $1.1 million for the three months ended March 31, 2004, from $430,000 for the three months ended March 31, 2003. This increase was primarily due to an increase in gains on sales of investment securities of $628,000 from $176,000 for the three months ended March 31, 2003 to $804,000 for the three months ended March 31, 2004. The $628,000 increase in security gains resulted from management reacting to the opportunities available to sell securities without significantly impacting the overall effective yield of the investment portfolio. Management continues to closely monitor the investment portfolio for other similar opportunities which may become available.

NONINTEREST EXPENSE.
Noninterest expense increased $43,000 to $1,916,000 for the three months ended March 31, 2004, from $1,873,000 for the three months ended March 31, 2003. This increase was primarily due to an increase in compensation and employee benefits of $57,000 which was primarily the result of normal merit increases.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage- backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At March 31, 2004, the Bank had borrowed $55.1 million of its $162.6 million maximum borrowing capacity and had a remaining borrowing capacity of approximately $107.5 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

REGULATORY CAPITAL REQUIREMENTS

At March 31, 2004, the Bank's Tier I risk-based and total risk-based capital ratios were 23.0% and 24.0%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk-based capital of 10% of risk-based assets to be considered well capitalized. The Bank's leverage ratio was 11.3% at March 31, 2004. Current regulations require a leverage ratio of 5% to be considered well capitalized.

RISK ELEMENTS

NONPERFORMING ASSETS

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at March 31, 2004 and December 31, 2003. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 583.36% of total non-performing assets at March 31, 2004 and 377.7% at December 31, 2003.



                                                March 31,    December 31,
                                                  2004           2003
                                                  ----           ----
                                                (Dollars in Thousands)

Loans on nonaccrual basis                         $222           $374
Loans past due 90 days or more                      19             27
                                                  ----           ----

Total non-performing loans                         241            401
                                                  ----           ----

Real estate owned                                   34             34
                                                  ----           ----

Total non-performing assets                       $275           $435
                                                  ====           ====

Total non-performing loans to
  total loans                                     0.16%          0.26%
                                                  ====           ====

Total non-performing loans to
  total assets                                    0.07%          0.12%
                                                  ====           ====

Total non-performing assets to
  total assets                                    0.08%          0.13%
                                                  ====           ====

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

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

To reduce the effect of interest rate changes on net interest income the Company has adopted various strategies to enable it to improve matching of interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include: (1) purchasing investment securities with maturities that match specific deposit maturities; (2) emphasizing origination of shorter-term consumer loans, which in addition to offering more rate flexibility, typically bear higher interest rates than residential mortgage loans; and (3) purchasing adjustable-rate mortgage-backed securities as well as mortgage-backed securities with balloon payments which have shorter maturities than typical mortgage-backed securities. Although consumer loans generally possess an inherently higher credit risk than residential mortgage loans, the Company has designed its underwriting standards to minimize this risk as much as possible.

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

From analysis and discussion of the aforementioned reports as of March 31, 2004, management has assessed that the Bank's level of interest rate risk is appropriate for current market conditions. The percentage change in market value of the portfolio equity for an upward and downward shift of 200 basis points are (22.42)% and 15.27%, respectively. Net interest income decreased by $408,000 or 4.67% for a downward shift in rates of 200 basis points and decreased by $173,000 or 1.99%, for an upward shift of 200 basis points. Excess Net Interest Rate Risk was within those limits outlined in the Bank's Asset/Liability Management and Interest Rate Risk Policy. The Bank's calculated (total) risk-based capital before the interest rate risk impact was 24.0 % and 19.0% after the interest rate risk impact. Results fall within policy limits for all applicable tests.

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

         (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

                                       ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------------------------------------------------
                   (A) TOTAL                           (C) TOTAL  NUMBER OF           (D) MAXIMUM  NUMBER (OR
                   NUMBER OF        (B) AVERAGE          SHARES (OR UNITS)          APPROXIMATE DOLLAR VALUE) OF
                   SHARES (OR        PRICE PAID        PURCHASED AS PART OF         SHARES (OR UNITS) THAT MAY YET
                     UNITS)          PER SHARE          PUBLICLY ANNOUNCED          BE PURCHASED UNDER THE PLANS
PERIOD             PURCHASED         (OR UNIT)         PLANS OR PROGRAMS                  OR PROGRAMS (1)
------------------------------------------------------------------------------------------------------------------
January                0                N/A                    0                             40,222
1-31, 2004

February               0                N/A                    0                             40,222
1-29, 2004

March                  0                N/A                    0                             40,222
1-31, 2004
                       0                N/A                    0                             40,222
Total
------------------------------------------------------------------------------------------------------------------

         (1) On February 20, 2003 The Company announced that the Board of Directors has approved a plan to repurchase up to an additional 149,500 of the outstanding shares of the Company. This plan has no stated expiration date.

Item 3.  Defaults by the Company on its senior securities.

None.

Item 4.  Results of Votes of Security Holders.

On April 22, 2004, the Company held its annual meeting of stockholders and the following items were presented:

          Election of Directors Douglas K. Brooks and Emlyn Charles. for terms of three years ending in 2007. Mr. Brooks received 2,418,832 votes in favor and 33,659 votes were withheld.. Mr. Charles received 2,418,149 votes in favor and 34,342 votes were withheld.

          Ratification of the appointment of S.R. Snodgrass, A.C. as the Company's independent accountants for the 2004 fiscal year with 2,395,028 votes for, 53,313 votes against, and 4,150 abstentions.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8 - K.

(h) The following exhibits are filed as part of thi report.

   3.1     Articles of Incorporation of PHSB Financial Corporation*
   3.2     Bylaws of PHSB Financial Corporation*
   4.0     Specimen Stock Certificate of PHSB Financial Corporation*
  10.1     Employment Agreement between Peoples Home Savings Bank and
           James P. Wetzel, Jr.*
  10.2     1998 Restricted Stock Plan**
  10.3     1998 Stock Option Plan**
  10.4 Employment Agreement between Peoples Home Savings Bank and Richard E. Canonge***
  10.5     2002 Stock Option Plan****
  10.6     2002 Restricted Stock Plan****
  31.0     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.0     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.0     Review Report of Independent Accountants
_______________

* Incorporated by reference to Registrant's Registration Statement on Form SB-2 initially filed with the Securities and Exchange Commission on September 10, 2001 (File No. 333- 69180).

** Incorporated by reference to the identically numbered exhibits to PHS Bancorp, Inc.'s Form 10-Q for the quarter ended September 30, 1998 and filed with the Securities and Exchange Commission on November 13, 1998 (File No. 0- 23230).

*** Incorporated by reference to Registrant's Annua Report on Form 10-K for the year ended December 31, 2001 and filed with the Securities and Exchange Commission on March 28, 2002

**** Incorporated  by reference to Registrant's  Registration  Statement on Form
     S-8 filed with the Securities and Exchange Commission on January 17, 2003 (File No. 333-102559).

(b)  Reports on Form 8-K.

     On April 12, 2004, PHSB Financial Corporation filed a form 8-K to report under "Item 9. Regulation FD Disclosure" that PHSB Financial Corporatio issued a press release to report earnings for the quarter ended March 31,2004 and to announce a quarterly dividend.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Ac of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 13, 2004





PHSB Financial Corporation
(Registrant)




By: /s/ James P. Wetzel, Jr.
    -------------------------------------
    James P. Wetzel, Jr.
    President and Chief Executive Officer





By: /s/ Richard E. Canonge
    -------------------------------------
    Richard E. Canonge
    Chief Financial Officer and Treasurer