Form 10-Q
period 2004-06-30
PHSB FINANCIAL CORP
filed 2004-08-13
CIK 1158026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             SEC File Number 0-33419

                           PHSB Financial Corporation
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)


PENNSYLVANIA                                                    25-1894708
-------------------------------                               -------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


                                744 Shenango Road
                                  P.O. Box 1568
                        Beaver Falls, Pennsylvania 15010
                                (724) 846 - 7300
--------------------------------------------------------------------------------
       (Address, including zip code, and telephone number, including area code of Principal Executive Offices)

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

As of August 9, 2004 there were 2,903,353 shares outstanding of the issuer's class of common stock.

                           PHSB FINANCIAL CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        Page
                                                                       Number
                                                                       ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of June 30, 2004
           and December 31, 2003                                          3

           Consolidated Statement of Income (unaudited) for the Three
           and Six Months ended June 30, 2004 and 2003                    4

           Consolidated Statement of Comprehensive Income (unaudited)
           for the Three and Six Months ended June 30, 2004 and 2003      5

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Six Months ended June 30, 2004             6

           Consolidated Statement of Cash Flows (unaudited) for the
           Six Months ended June 30, 2004 and 2003                        7

           Notes to (unaudited) Consolidated Financial Statements         8 - 11


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12 - 17

   Item 3. Quantitative and Qualitative Disclosure About Market Risk     18

   Item 4. Controls and Procedures                                       19

Part II Other Information                                                20 - 21

           Signatures                                                    22

                           PHSB FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                               June 30,       December 31,
                                                                 2004             2003
                                                             -------------    -------------
ASSETS
Cash and amounts due from other institutions                 $   6,091,858    $   6,795,068
Interest-bearing deposits with other institutions                1,744,840          753,727
                                                             -------------    -------------
Cash and cash equivalents                                        7,836,698        7,548,795
Investment securities:
      Available for sale                                        41,583,201       28,718,832
      Held to maturity (market value $ 6,856,088
         and $8,203,053)                                         6,722,392        7,952,211
Mortgage - backed securities:
      Available for sale                                        78,309,876       75,910,915
      Held to maturity (market value $ 44,302,109
         and $56,194,217)                                       44,694,108       55,843,363
Loans (net of allowance for loan losses of $1,590,230
      and $1,647,886)                                          131,503,422      153,584,123
Accrued interest receivable                                      1,308,554        1,573,295
Premises and equipment                                           4,094,732        4,227,498
Federal Home Loan Bank stock                                     3,723,700        3,606,600
Other assets                                                     3,226,570        1,003,979
                                                             -------------    -------------

            TOTAL ASSETS                                     $ 323,003,253    $ 339,969,611
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $ 220,987,454    $ 231,519,432
Advances from Federal Home Loan Bank                            54,130,000       58,880,000
Accrued interest payable and other liabilities                   2,460,562        2,920,291
                                                             -------------    -------------

            Total liabilities                                  277,578,016      293,319,723
                                                             -------------    -------------

Preferred stock, 20,000,000 shares authorized, none issued               -                -
Common stock, $.10 par value 80,000,000 shares authorized,
  3,519,711 shares issued                                          351,971          351,971
Additional paid in capital                                      32,877,508       32,750,510
Retained earnings - substantially restricted                    24,251,306       23,857,117
Accumulated other comprehensive income                            (457,702)       1,540,849
Unallocated ESOP shares (178,829 and 190,751 shares)            (1,896,725)      (2,023,187)
Unallocated RSP shares (25,300 and 33,440 shares)                 (392,403)        (518,654)
Treasury stock, at cost ( 616,358 shares)                       (9,308,718)      (9,308,718)
                                                             -------------    -------------

            Total stockholders' equity                          45,425,237       46,649,888
                                                             -------------    -------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 323,003,253    $ 339,969,611
                                                             =============    =============

   See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                        Three Months Ended June 30, Six Months Ended June 30,
                                                              2004         2003         2004         2003
                                                           ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
     Loans:
         Taxable                                           $2,072,027   $2,506,679   $4,255,845   $5,106,914
         Exempt from federal income tax                       226,001      314,660      453,231      625,074
     Investment securities:
         Taxable                                              222,410      203,899      432,414      442,807
         Exempt from federal income tax                        55,831      149,640      129,311      338,236
     Mortgage - backed securities                           1,444,314    1,280,670    2,912,843    2,721,329
     Interest - bearing deposits with other institutions        8,189       16,068       17,684       26,237
                                                           ----------   ----------   ----------   ----------
              Total interest and dividend income            4,028,772    4,471,616    8,201,328    9,260,597
                                                           ----------   ----------   ----------   ----------

INTEREST EXPENSE
     Deposits                                               1,203,110    1,555,383    2,445,147    3,156,830
     Advances from Federal Home Loan Bank                     713,005      717,378    1,442,293    1,454,219
                                                           ----------   ----------   ----------   ----------
              Total interest expense                        1,916,115    2,272,761    3,887,440    4,611,049
                                                           ----------   ----------   ----------   ----------

              Net interest income                           2,112,657    2,198,855    4,313,888    4,649,548

PROVISION FOR LOAN LOSSES                                      90,000      180,000      210,000      370,000
                                                           ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,022,657    2,018,855    4,103,888    4,279,548
                                                           ----------   ----------   ----------   ----------

NONINTEREST INCOME
     Service charges on deposit accounts                      195,141      184,083      379,478      344,303
     Investment securities gains, net                         474,799      366,820    1,278,961      542,964
     Rental income, net                                        20,800       25,500       46,820       51,000
     Other income                                              50,864       68,206       89,326      136,587
                                                           ----------   ----------   ----------   ----------
              Total noninterest income                        741,604      644,609    1,794,585    1,074,854
                                                           ----------   ----------   ----------   ----------

NONINTEREST EXPENSE
     Compensation and employee benefits                     1,062,261    1,016,776    2,183,032    2,080,787
     Occupancy and equipment costs                            310,453      309,265      655,178      668,183
     Data processing costs                                     43,716       50,657       86,361       98,667
     Other expenses                                           399,189      434,307      807,372      836,482
                                                           ----------   ----------   ----------   ----------
              Total noninterest expense                     1,815,619    1,811,005    3,731,943    3,684,119
                                                           ----------   ----------   ----------   ----------

Income before income taxes                                    948,642      852,459    2,166,530    1,670,283
Income taxes                                                  245,000      186,554      611,000      352,554
                                                           ----------   ----------   ----------   ----------

              NET INCOME                                   $  703,642   $  665,905   $1,555,530   $1,317,729
                                                           ==========   ==========   ==========   ==========

Earnings Per Share
     Basic                                                 $     0.26   $     0.25   $     0.58   $     0.49
     Diluted                                               $     0.25   $     0.24   $     0.55   $     0.47

Weighted average number of shares outstanding
     Basic                                                  2,692,647    2,671,320    2,687,631    2,708,768
     Diluted                                                2,802,394    2,757,061    2,804,123    2,784,040

See accompanying notes to the unaudited consolidated financial statements.

                                      PHSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                      Three Months Ended June 30,                          Six Months Ended June 30,
                                     2004                    2003                     2004                          2003
                             -----------------------  ------------------     -------------------------- -----------------------
Net Income                               $   703,642            $665,905                    $ 1,555,530              $1,317,729
Other comprehensive
income (loss):
  Unrealized gain (loss)
    on available for sale
    securities              $2,816,862)               $ 341,344              $(1,749,147)               $  52,400
  Less: Reclassification
    adjustment for gain
    included in net income    (474,799)                (366,820)              (1,278,961)                (542,964)
                             -----------------------  ------------------     -------------------------- -----------------------
Other comprehensive loss
  before tax                              (3,291,661)            (25,476)                    (3,028,108)               (490,564)
Income tax benefit related
  to other comprehensive
  income (loss)                           (1,119,165)             (8,662)                    (1,029,557)               (166,792)
                                         ------------           ---------                   -----------             -----------
Other comprehensive loss,
  net of tax                              (2,172,496)            (16,814)                    (1,998,551)               (323,772)
                                         ------------           ---------                   -----------             -----------
Comprehensive income (loss)              $(1,468,854)           $649,091                    $  (443,021)             $  993,957
                                         ============           =========                   ===========             ===========

See accompanying notes to the unaudited consolidated financial statements.

                                  PHSB FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                          Accumulated
                                Additional                  Other      Unallocated Unallocated             Total
                        Common   Paid in       Retained  Comprehensive Shares Held Shares Held  Treasury Stockholders' Comprehensive
                        Stock    Capital       Earnings     Income       by ESOP     by RSP      Stock     Equity      Income (Loss)
                        -----    -------       --------     ------       -------     ------      -----     ------      -------------
Balance,
  December 31, 2003    $351,971  $32,750,510 $23,857,117  $1,540,849  ($2,023,187) ($518,654) ($9,308,718)  $46,649,888

      Net Income                               1,555,530                                                      1,555,530 $ 1,555,530
Other comprehensive
income (loss) :
  Unrealized gain
  (loss) on available
  for sale securities,
  net of tax                                              (1,998,551)                                        (1,998,551) (1,998,551)
                                                                                                                        -----------
    Comprehensive
     income (loss)                                                                                                        ($443,021)
                                                                                                                        ===========
Cash dividends paid
  ($0.40 per share)                           (1,161,341)                                                    (1,161,341)
    ESOP shares earned               126,998                              126,462                               253,460
    RSP shares earned                                                                126,251                    126,251
                       --------  ----------- -----------   ---------  -----------  ---------  -----------   -----------
Balance, June 30, 2004 $351,971  $32,877,508 $24,251,306   ($457,702) ($1,896,725) ($392,403) ($9,308,718)  $45,425,237
                       ========  =========== ===========   =========  ===========  =========  ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                    Six Months ended June 30,
                                                                       2004            2003
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net income                                                        $  1,555,530    $  1,317,729
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          210,000         370,000
    Depreciation, amortization and accretion                           221,407         281,869
    Amortization of discounts, premiums and
      loan origination fees                                            802,103         893,997
    Gains on sale of investment securities, net                     (1,278,961)       (542,964)
    Decrease in accrued interest receivable                            264,741         704,905
    Decrease in accrued interest payable                              (321,799)       (564,270)
    Amortization of ESOP unearned compensation                         253,460         205,600
    Amortization of RSP unearned compensation                          126,251         126,252
    Other, net                                                         (97,289)        (37,901)
                                                                  ------------    ------------

      Net cash provided by operating activities                      1,735,443       2,755,217
                                                                  ------------    ------------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                             8,379,975       3,928,509
     Proceeds from maturities and principal repayments              22,323,789      23,973,581
     Purchases                                                     (47,832,220)    (20,381,191)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and principal repayments              12,215,712      29,781,578
     Purchases                                                               -     (25,366,693)
  Investment in Beaver Village Apartments                           (1,450,464)              -
  Decrease in loans receivable, net                                 21,392,380      16,754,651
  Proceeds from sale of repossessed assets                             172,348         231,067
  Purchase of premises and equipment                                   (88,641)        (90,988)
  (Purchase) redemption of Federal Home Loan Bank Stock               (117,100)        239,700
                                                                  ------------    ------------

    Net cash provided by (used for) investing activities            14,995,779      29,070,214
                                                                  ------------    ------------

FINANCING ACTIVITIES
  Net decrease in deposits                                         (10,531,978)    (14,199,246)
  Repayment of Advances from Federal Home Loan Bank                 (4,750,000)     (8,127,800)
  Proceeds from stock option exercise                                        -         183,421
  Treasury stock purchased                                                   -      (2,082,958)
  Cash dividends paid                                               (1,161,341)       (594,230)
  Common stock acquired by RSP                                               -        (847,726)
                                                                  ------------    ------------

    Net cash used for financing activities                         (16,443,319)    (25,668,539)
                                                                  ------------    ------------

    Increase in cash and cash equivalents                              287,903       6,156,892

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     7,548,795       8,221,969
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  7,836,698    $ 14,378,861
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

Recent Accounting Standards

         In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity ("VIE") and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the interpretation, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of this Interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

         In December 2003, the Financial Accounting Standards Board ("FASB") revised FAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company's disclosure requirements. The Company has adopted the revised disclosure provisions

Cash Flow Information

The Company has defined cash and cash equivalents as cash and amounts due from depository institutions and interest-bearing deposits with other institutions.

For the six months ended June 30, 2004 and 2003, the Company made cash payments for interest of $4,209,000 and $5,175,000 respectively. The Company also made cash payments for income taxes of $488,000 and $159,000 respectively, during these same periods.


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


                                                      Three months ended June 30, Six months ended June 30,

                                                          2004          2003          2004          2003
                                                      ----------    ----------    ----------    ----------
Weighted average common stock outstanding              3,309,005     3,257,913     3,303,989     3,262,863

Average treasury stock                                  (616,358)     (586,593)     (616,358)     (554,095)
                                                      ----------    ----------    ----------    ----------
Weighted average common stock and common stock
equivalents used to calculate basic earnings per
share                                                  2,692,647     2,671,320     2,687,631     2,708,768

Additional common stock equivalents (stock options)
used to calculate diluted earnings per share             109,747        85,741       116,492        75,272
                                                      ----------    ----------    ----------    ----------
Weighted average common stock and common stock
equivalents used to calculate diluted earnings
per share                                              2,802,394     2,757,061     2,804,123     2,784,040
                                                      ==========    ==========    ==========    ==========


NOTE 3 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company does not recognize certain stock-based employee compensation in the financial statements. The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

                                                Three months ended,           Six months ended,
                                                     June 30,                      June 30,
                                                2004          2003            2004            2003
                                            -----------   -----------   -------------   -------------
Net income as reported                      $   703,642   $   665,905   $   1,555,530   $   1,317,729
Less pro forma expense related to options        20,321        36,814          40,643          73,658
                                            -----------   -----------   -------------   -------------
Pro forma net income                            683,321       629,091       1,514,887       1,244,071
                                            ===========   ===========   =============   =============

Basic net income per common share:
        As reported                         $      0.26   $      0.25   $        0.58   $        0.49
        Pro forma                                  0.25          0.24            0.56            0.46
Diluted net income per common share:
        As reported                         $      0.25   $      0.24   $        0.55   $        0.47
        Pro forma                                  0.24          0.23            0.54            0.45


NOTE 4 - NET PERIODIC BENEFIT COST - DEFINED BENEFIT PLANS

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 13 of the Company's Consolidated Financial Statements included in the 2003 Annual Report to Stockholders.

The following sets forth the components of net periodic benefit cost of the trusteed, non-contributory defined benefit pension plan for the three and six months ended June 30, 2004.


               Interim Net Periodic Pension Cost for the Three and
                         Six Months ended June 30, 2004

                                       Three Months ended    Six Months ended
                                         June 30, 2004           June 30, 2004
                                         -------------              --------

   Service Costs                             $70,409                $140,817
   Interest Cost                              98,048                 196,096
   Expected Return on Plan Assets            (94,374)               (188,748)
   Amortization of Net Transition Asset       (5,204)                (10,407)
   Amortization of Net Loss                    8,258                  16,515
                                             -------                --------
   Net Periodic Pension Cost                 $77,137                $154,273
                                             =======                ========

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $308,544 to its pension plan in 2004. As of June 30, 2004, total contributions of $345,445 have been made and there are no anticipated statutory funding requirements for the remainder of 2004.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The Private Securities Reform Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions.

Financial Condition

Total assets at June 30, 2004 of $323.0 million represented a decrease of $17.0 million or 5.0% from December 31, 2003. This decrease was primarily due to a decrease in loans of $22.1 million partially offset by increases in securities and other assets of $2.9 million and $2.2 million, respectively.

At June 30, 2004, investment securities (available for sale and held to maturity) increased $11.6 million to $48.3 million from $36.7 million at December 31, 2003. Mortgage-backed securities (available for sale and held to maturity) decreased $8.7 million to $123.0 million at June 30, 2004 from $131.7 million at December 31, 2003. The total increase of $2.9 million to the investment and mortgage-backed securities portfolios (available for sale and held to maturity) was the result of purchases of $47.8 million, partially offset by sales of $8.3 million, maturities of $15.4 million, and principal repayments of $19.2 million.

Loans receivable, net at June 30, 2004 of $131.5 million represented a decrease of $22.1 million from $153.6 million at December 31, 2003. The decrease in the loan portfolio was primarily attributable to the maturity of loans to local school districts on June 30, 2004 of $15.6 million along with a decrease in automobile loans of $6.0 million. The Company anticipates that during the third quarter, a majority of these school districts will borrow funds for their next fiscal year from the Company. The decrease in automobile loans was due to weaker loan demand as a result of several manufacturers offering discounted financing.

Other assets increased $2.2 million to $3.2 million at June 30, 2004 from $1.0 million at December 31, 2003. This increase was primarily due to the Bank's investment in Beaver Village Apartments Limited Partnership. Beaver Village Apartments are low income housing units for senior citizens located in Beaver, Pennsylvania. The Bank anticipates to receive tax credits over a ten year period beginning in 2004 for its investment in this limited partnership.

Total deposits after interest credited at June 30, 2004 were $221.0 million, a decrease of $10.5 million or 4.5% from $231.5 million at December 31, 2003. This decrease was primarily due to outflows of deposits of the previously mentioned school districts which also matured on June 30, 2004.

Advances from the Federal Home Loan Bank of Pittsburgh decreased $4.8 million to $54.1 million at June 30, 2004 from $58.9 million at December 31, 2003.

Stockholders' equity decreased $1.2 million for the six month period ended June 30, 2004. This decrease was due to a decrease in accumulated other comprehensive income of $2.0 million and cash dividends paid of $1.2 million. These decreases to stockholders' equity were partially offset by net income of $1.6 million along with decreases in unallocated ESOP and RSP shares of $126,000 and $126,000,respectively.

Results of Operations


Comparison of Operating Results for the Three Months Ended June 30, 2004 and June 30, 2003.

General.
Net income for the three months ended June 30, 2004 increased by $38,000 to $704,000, from $666,000 for the three months ended June 30, 2003. This increase was primarily due to an increase in non-interest income of $97,000 along with a decrease in provisions for loan losses of $90,000. These increases to net income were partially offset by a decrease in net interest income of $86,000 along with increases in non-interest expense and income tax provisions of $5,000 and $58,000, respectively.

Net Interest Income.
Reported net interest income decreased $86,000 or 3.9% for the three months ended June 30, 2004. Net interest income on a tax equivalent basis decreased by $180,000 or 7.4% in a period when both average interest-earning assets and average interest-bearing liabilities increased (increased $0.8 million, or 0.2%, and $3.7 million, or 1.3%, respectively). The Company's net interest rate spread on a tax equivalent basis decreased 13 basis points to 2.40% for the three months ended June 30, 2004 as compared to the second quarter of 2003. The tax equivalent basis is calculated utilizing the statutory rate of 34%.

Interest Income.
Reported interest income decreased $443,000 to $4.0 million for the three month period ended June 30, 2004, from $4.5 million for the second quarter of 2003. Interest income on a tax equivalent basis totaled $4.2 million for the three months ended June 30, 2004, a decrease of $537,000, or 11.4%, from $4.7 million for the three months ended June 30, 2003. This decrease was primarily due to a 66 basis point decrease in the yield earned partially offset by an increase in the Company's average balance of interest-earning assets of $0.8 million, or 0.2%, for the three months ended June 30, 2004. Interest earned on loans decreased $570,000, or 19.1%, in 2004. This decrease was due to a $19.4 million, or 11.5%, decrease in the average balance of loans along with a 61 basis point decrease in the yield earned. Interest earned on interest-bearing deposits and investment and mortgage-backed securities (including securities available for sale) increased $33,000, or 1.9%, in 2004. This increase was due to an increase in the average balance of securities of $20.2 million partially offset by a 40 basis point decrease in the yield earned.

Interest Expense.
Interest expense decreased $357,000 to $1.9 million for the three months ended June 30, 2004. The decrease in interest expense was due to a 53 basis point decrease in the average cost of interest-bearing liabilities to 2.61% partially offset by a $3.7 million, or 1.3%, increase in the average balance of interest-bearing liabilities. The $3.7 million, or 1.3% increase in the average balance of interest-bearing liabilities was the result of an increase in average deposits of $1.3 million, or 0.6%, along with an increase in average borrowings of $2.4 million, or 4.5%.

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

The provision for loan losses decreased by $90,000 to $90,000 for the three months ended June 30, 2004, from $180,000 for the three months ended June 30, 2003. Decreases in loans along with a decrease in non-performing loans precipitated the decrease in the provision for loan losses. See "Risk Elements."

Noninterest Income.
Total noninterest income increased $97,000 to $742,000 for the three months ended June 30, 2004, from $645,000 for the three months ended June 30, 2003. This increase was primarily due to an increase in gains on sales of investment securities of $108,000 from $367,000 for the three months ended June 30, 2003 to $475,000 for the three months ended June 30, 2004. The $108,000 increase in security gains resulted from management reacting to the opportunities available to sell securities without significantly impacting the overall effective yield of the investment portfolio. Management continues to closely monitor the investment portfolio for other similar opportunities which may become available.

Noninterest Expense.
Noninterest expense increased $5,000 to $1,816,000 for the three months ended June 30, 2004, from $1,811,000 for the three months ended June 30, 2003.


Comparison of Operating Results for the Six Months Ended June 30, 2004 and June 30, 2003.

General.
Net income for the six months ended June 30, 2004 increased by $238,000 to $1.6 milliom, from $1.3 million for the six months ended June 30, 2003. This increase was primarily due to an increase in non-interest income of $720,000 along with a decrease in provisions for loan losses of $160,000. These increases to net income were partially offset by a decrease in net interest income of $336,000 along with increases in non-interest expense and income tax provisions of $48,000 and $258,000, respectively.

Net Interest Income.
Reported net interest income decreased $336,000 or 7.2% for the six months ended June 30, 2004. Net interest income on a tax equivalent basis decreased by $532,000 or 10.3% in a period when average interest-earning assets decreased $1.0 million or 0.3% and average interest-bearing liabilities increased $1.0 million, or 0.3%. The Company's net interest rate spread on a tax equivalent basis decreased 23 basis points to 2.44% for the six months ended June 30, 2004 as compared to the first six months of 2003. The tax equivalent basis is calculated utilizing the statutory rate of 34%.

Interest Income.
Reported interest income decreased $1.1 million to $8.2 million for the six month period ended June 30, 2004, from $9.3 million for the six month period ended June 30, 2003. Interest income on a tax equivalent basis totaled $8.5 million for the six months ended June 30, 2004, a decrease of $1.3 million, or 13.3%, from $9.8 million for the six months ended June 30, 2003. This decrease was primarily due to a 74 basis point decrease in the yield earned along with a decrease in the Company's average balance of interest-earning assets of $1.0 million, or 0.3%, for the six months ended June 30, 2004. Interest earned on loans decreased $1.1 million, or 18.0%, in 2004. This decrease was due to a $17.1 million, or 10.1%, decrease in the average balance of loans along with a 66 basis point decrease in the yield earned. Interest earned on interest-bearing deposits and investment and mortgage-backed securities (including securities available for sale) decreased $144,000, or 3.9%, in 2004. This decrease was due to a 56 basis point decrease in the yield earned partially offset by an increase in the average balance of securities of $16.0 million.

Interest Expense.
Interest expense decreased $724,000 to $3.9 million for the six months ended June 30, 2004. The decrease in interest expense was due to a 51 basis point decrease in the average cost of interest-bearing liabilities to 2.67% partially offset by a $1.1 million, or 0.4%, increase in the average balance of interest-bearing liabilities. The $1.1 million, or 0.4% increase in the average balance of interest-bearing liabilities was the result of an increase in average deposits of $173,000, or 0.1% along with an increase in average borrowings of $2.4 million, or 4.5%.

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

The provision for loan losses decreased by $160,000 to $210,000 for the six months ended June 30, 2004, from $370,000 for the six months ended June 30, 2003. Decreases in loans along with a decrease in non-performing loans precipitated the decrease in the provision for loan losses. See "Risk Elements."

Noninterest Income.
Total noninterest income increased $720,000 to $1.8 million for the six months ended June 30, 2004, from $1.1 million for the six months ended June 30, 2003. This increase was primarily due to an increase in gains on sales of investment securities of $736,000 from $543,000 for the six months ended June 30, 2003 to $1,279,000 for the six months ended June 30, 2004. The $736,000 increase in security gains resulted from management reacting to the opportunities available to sell securities without significantly impacting the overall effective yield of the investment portfolio. Management continues to closely monitor the investment portfolio for other similar opportunities which may become available.

Noninterest Expense.
Noninterest expense increased $48,000 to $3,732,000 for the six months ended June 30, 2004, from $3,684,000 for the six months ended June 30, 2003.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At June 30, 2004, the Bank had borrowed $54.1 million of its $166.3 million maximum borrowing capacity and had a remaining borrowing capacity of approximately $112.2 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

Regulatory Capital Requirements

At June 30, 2004, the Bank's Tier I risk-based and total risk-based capital ratios were 25.6% and 27.0%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk-based capital of 10% of risk-based assets to be considered well capitalized. The Bank's leverage ratio was 11.4% at June 30, 2004. Current regulations require a leverage ratio of 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at June 30, 2004 and December 31, 2003. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 526.49% of total non-performing assets at June 30, 2004 and 377.7% at December 31, 2003.

                                         June 30,       December 31,
                                          2004             2003
                                          ----             ----

  (Dollars in Thousands)

Loans on nonaccrual basis                 $236             $374
Loans past due 90 days or more              32               27
                                          ----             ----

Total non-performing loans                 268              401
                                          ----             ----

Real estate owned                           34               34
                                          ----             ----

Total non-performing assets               $302             $435
                                          ====             ====

Total non-performing loans to
  total loans                             0.20%            0.26%
                                          ====             ====

Total non-performing loans to
  total assets                            0.08%            0.12%
                                          ====             ====

Total non-performing assets to
  total assets                            0.09%            0.13%
                                          ====             ====

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
-------  ---------------------------------------------------------

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

From analysis and discussion of the aforementioned reports as of June 30, 2004, management has assessed that the Bank's level of interest rate risk is appropriate for current market conditions. The percentage change in market value of the portfolio equity as of June 30, 2004 for an upward and downward shift of 200 basis points are (23.37%) and 18.22%, respectively. Net interest income decreased by $235,000 or 2.61% for a downward shift in rates of 200 basis points and decreased by $456,000 or 5.06%, for an upward shift of 200 basis points. Excess Net Interest Rate Risk was within those limits outlined in the Bank's Asset/Liability Management and Interest Rate Risk Policy. The Bank's calculated (total) risk-based capital before the interest rate risk impact was 27.0 % and 21.13% after the interest rate risk impact. Results fall within policy limits for all applicable tests.

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

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.


                      ISSUER PURCHASES OF EQUITY SECURITIES

    -------------- ----------------- -------------- ------------------------- -----------------------------------
                      (a) Total                    (c) Total  Number  of           (d) Maximum Number (or
                      Number of      (b) Average       Shares (or Units)         Approximate Dollar Value) of
                      Shares (or         Price Paid    Purchased as Part of      Shares (or Units) that May Yet
                        Units)           per Share     Publicly Announced        Purchased Under the Plans or
    Period            Purchased          (or Unit)     Plans or Programs                 Programs (1)
    -------------- ----------------- -------------- ------------------------- -----------------------------------

        April
     1-30, 2004           0               N/A                  0                            40,222
    -------------- ----------------- -------------- ------------------------- -----------------------------------
         May
     1-31, 2004           0               N/A                  0                            40,222
    -------------- ----------------- -------------- ------------------------- -----------------------------------
        June
     1-30, 2004           0               N/A                  0                            40,222
    -------------- ----------------- -------------- ------------------------- -----------------------------------
        Total             0               N/A                  0                            40,222
    -------------- ----------------- -------------- ------------------------- -----------------------------------

(1) On February 20, 2003 the Company announced that the Board of Directors has approved a plan to repurchase up to 149,500 of the outstanding shares of the Company. This plan has no stated expiration date.

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

(b) Reports on Form 8-K.


     On July 14, 2004, PHSB Financial Corporation filed a form 8-K to report under "Item 9. Regulation FD Disclosure" that PHSB Financial Corporation issued a press release to report earnings for the quarter ended June 30,2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 2004





PHSB Financial Corporation
--------------------------
(Registrant)




By:   /s/James P. Wetzel, Jr.
        -------------------------------------
        James P. Wetzel, Jr.
        President and Chief Executive Officer





By:  /s/Richard E. Canonge
        -------------------------------------
        Richard E. Canonge
        Chief Financial Officer and Treasurer