Form 10-Q
period 2004-09-30
PHSB FINANCIAL CORP
filed 2004-11-04
CIK 1158026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004

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

As of November 1, 2004 there were 2,906,353 shares outstanding of the issuer's class of common stock.

                           PHSB FINANCIAL CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
Part I Financial Information

  Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) as of September 30, 2004
           and December 31, 2003                                              3

           Consolidated Statement of Income (unaudited) for the Three
           and Nine Months ended September 30, 2004 and 2003                  4

           Consolidated Statement of Comprehensive Income (unaudited)
           for the Three and Nine Months ended September 30, 2004 and 2003    5

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the Nine Months ended September 30, 2004           6

           Consolidated Statement of Cash Flows (unaudited) for the
           Nine Months ended September 30, 2004 and 2003                      7

           Notes to (unaudited) Consolidated Financial Statements        8 - 11


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12 - 17

   Item 3. Quantitative and Qualitative Disclosure About Market Risk         18

   Item 4. Controls and Procedures                                           19

Part II Other Information                                               20 - 21

           Signatures                                                        22

                           PHSB FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                              September 30,    December 31,
                                                                   2004            2003
                                                             -------------    -------------
ASSETS
Cash and amounts due from other institutions                 $   5,819,492    $   6,795,068
Interest-bearing deposits with other institutions                4,549,973          753,727
                                                             -------------    -------------
Cash and cash equivalents                                       10,369,465        7,548,795
Investment securities:
      Available for sale                                        17,628,110       28,718,832
      Held to maturity (market value $ 6,617,442
         and $8,203,053)                                         6,472,876        7,952,211
Mortgage - backed securities:
      Available for sale                                       102,846,374       75,910,915
      Held to maturity (market value $ 38,132,384
         and $56,194,217)                                       38,148,602       55,843,363
Loans (net of allowance for loan losses of $1,538,521
      and $1,647,886)                                          150,025,782      153,584,123
Accrued interest receivable                                      1,388,172        1,573,295
Premises and equipment                                           3,986,207        4,227,498
Federal Home Loan Bank stock                                     3,723,700        3,606,600
Other assets                                                     2,882,775        1,003,979
                                                             -------------    -------------

            TOTAL ASSETS                                     $ 337,472,063    $ 339,969,611
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $ 234,806,593    $ 231,519,432
Advances from Federal Home Loan Bank                            54,130,000       58,880,000
Accrued interest payable and other liabilities                   2,207,539        2,920,291
                                                             -------------    -------------

            Total liabilities                                  291,144,132      293,319,723
                                                             -------------    -------------

Preferred stock, 20,000,000 shares authorized, none issued               -                -
Common stock, $.10 par value 80,000,000 shares authorized,
   3,519,711 shares issued                                         351,971          351,971
Additional paid in capital                                      32,956,031       32,750,510
Retained earnings - substantially restricted                    24,321,467       23,857,117
Accumulated other comprehensive income                             169,951        1,540,849
Unallocated ESOP shares (172,868 and 190,751 shares)            (1,833,494)      (2,023,187)
Unallocated RSP shares (21,230 and 33,440 shares)                 (329,277)        (518,654)
Treasury stock, at cost ( 616,358 shares)                       (9,308,718)      (9,308,718)
                                                             -------------    -------------

            Total stockholders' equity                          46,327,931       46,649,888
                                                             -------------    -------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 337,472,063    $ 339,969,611
                                                             =============    =============

   See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                               Three Months Ended          Nine Months Ended
                                                                  September 30,              September 30,
                                                               2004          2003          2004          2003
                                                            -----------   -----------   -----------   -----------
INTEREST AND DIVIDEND INCOME
      Loans:
          Taxable                                           $ 2,059,466   $ 2,375,477   $ 6,315,311   $ 7,482,391
          Exempt from federal income tax                        225,302       190,023       678,533       815,097
      Investment securities:
          Taxable                                               238,043       213,809       670,457       656,616
          Exempt from federal income tax                         35,400       128,671       164,711       466,907
      Mortgage - backed securities                            1,428,696     1,158,878     4,341,539     3,880,207
      Interest - bearing deposits with other institutions        24,634         9,853        42,318        36,090
                                                            -----------   -----------   -----------   -----------
               Total interest and dividend income             4,011,541     4,076,711    12,212,869    13,337,308
                                                            -----------   -----------   -----------   -----------

INTEREST EXPENSE
      Deposits                                                1,192,765     1,328,128     3,637,912     4,484,958
      Advances from Federal Home Loan Bank                      708,279       743,667     2,150,572     2,197,886
                                                            -----------   -----------   -----------   -----------
               Total interest expense                         1,901,044     2,071,795     5,788,484     6,682,844
                                                            -----------   -----------   -----------   -----------

               Net interest income                            2,110,497     2,004,916     6,424,385     6,654,464

PROVISION FOR LOAN LOSSES                                        90,000       130,000       300,000       500,000
                                                            -----------   -----------   -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,020,497     1,874,916     6,124,385     6,154,464
                                                            -----------   -----------   -----------   -----------

NONINTEREST INCOME
      Service charges on deposit accounts                       184,544       185,601       564,022       529,904
      Investment securities gains, net                          492,686       467,814     1,771,647     1,010,778
      Rental income, net                                         10,570        26,400        57,390        77,400
      Other income                                               65,559        73,094       154,885       209,681
                                                            -----------   -----------   -----------   -----------
               Total noninterest income                         753,359       752,909     2,547,944     1,827,763
                                                            -----------   -----------   -----------   -----------

NONINTEREST EXPENSE
      Compensation and employee benefits                      1,072,051     1,074,589     3,255,083     3,155,376
      Occupancy and equipment costs                             297,879       301,915       953,057       970,098
      Data processing costs                                      52,090        46,050       138,451       144,717
      Other expenses                                            488,459       394,485     1,295,831     1,230,967
                                                            -----------   -----------   -----------   -----------
               Total noninterest expense                      1,910,479     1,817,039     5,642,422     5,501,158
                                                            -----------   -----------   -----------   -----------

Income before income taxes                                      863,377       810,786     3,029,907     2,481,069
Income taxes                                                    212,545       223,389       823,545       575,943
                                                            -----------   -----------   -----------   -----------

               NET INCOME                                   $   650,832   $   587,397   $ 2,206,362   $ 1,905,126
                                                            ===========   ===========   ===========   ===========

Earnings Per Share
      Basic                                                 $      0.24   $      0.22   $      0.82   $      0.71
      Diluted                                               $      0.23   $      0.21   $      0.78   $      0.68

Weighted average number of shares outstanding
      Basic                                                   2,702,640     2,676,199     2,692,671     2,697,793
      Diluted                                                 2,835,327     2,768,214     2,815,179     2,783,525

See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                          Three Months Ended September 30,
                                                                                     2004                         2003
                                                                            -------------------------  ----------------------------

Net Income                                                                               $  650,832                   $   587,397
Other comprehensive income:
      Unrealized gain (loss) on available for sale securities             $ 1,443,675                  $    69,989
      Less: Reclassification adjustment for gain included in net income      (492,686)                    (467,814)
                                                                           -------------------------    --------------------------
Other comprehensive income (loss) before tax                                                950,989                      (397,825)
Income tax expense (benefit) related to other comprehensive income (loss)                   323,336                      (135,261)
                                                                                          ----------                   -----------
Other comprehensive income (loss), net of tax                                               627,653                      (262,564)
                                                                                          ----------                   -----------
Comprehensive income                                                                     $1,278,485                   $   324,833
                                                                                          ==========                   ===========


                                                                                        Nine Months Ended September 30,
                                                                                      2004                       2003
                                                                           ---------------------------   --------------------------
Net Income                                                                               $  2,206,362                 $ 1,905,126
Other comprehensive income:
      Unrealized gain (loss) on available for sale securities             $  (305,471)                 $   122,389
      Less: Reclassification adjustment for gain included in net income    (1,771,647)                  (1,010,778)
                                                                           ---------------------------  --------------------------
Other comprehensive income (loss) before tax                                               (2,077,118)                   (888,389)
Income tax expense (benefit) related to other comprehensive income (loss)                    (706,220)                   (302,052)
                                                                                          ------------                 -----------
Other comprehensive income (loss), net of tax                                              (1,370,898)                   (586,337)
                                                                                          ------------                 -----------
Comprehensive income                                                                     $    835,464                 $ 1,318,789
                                                                                          ============                 ===========


   See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                                                       Accumulated
                                                         Other                                              Total
                               Additional                Compre-   Unallocated Unallocated                  Stock-       Compre-
                      Common    Paid in     Retained     hensive   Shares Held Shares Held    Treasury      holders'     hensive
                      Stock     Capital     Earnings     Income      by ESOP      by RSP        Stock       Equity       Income
                     --------- ----------- ----------- ---------- ------------   ---------  ------------  -----------  -----------
 Balance,
   December 31, 2003 $ 351,971 $32,750,510 $23,857,117 $1,540,849 $(2,023,187)  $(518,654) $ (9,308,718)  $46,649,888

         Net Income                          2,206,362                                                      2,206,362  $ 2,206,362
Other comprehensive
income:
  Unrealized loss
    on available
    for sale
    securities,
    net of tax                                         (1,370,898)                                         (1,370,898)  (1,370,898)
                                                                                                                       -----------
     Comprehensive
       income                                                                                                          $   835,464
                                                                                                                       ===========
Cash dividends paid
  ($0.60 per share)                         (1,742,012)                                                    (1,742,012)
     ESOP shares
       earned                      205,521                            189,693                                 395,214
     RSP shares
       earned                                                                     189,377                     189,377
                     --------- ----------- ----------- ---------- -----------   ---------  ------------   -----------
Balance,
  September 30, 2004 $ 351,971 $32,956,031 $24,321,467 $  169,951 $(1,833,494)  $(329,277) $ (9,308,718)  $46,327,931
                     ========= =========== =========== ========== ===========   =========  ============   ===========

   See accompanying notes to the unaudited consolidated financial statements.

                           PHSB FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Nine Months ended September 30,
                                                                       2004            2003
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net income                                                        $  2,206,362    $  1,905,126
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          300,000         500,000
    Depreciation, amortization and accretion                           329,932         396,250
    Amortization of discounts, premiums and
      loan origination fees                                          1,201,297       1,425,610
    Gains on sale of investment securities, net                     (1,771,647)     (1,010,778)
    Decrease in accrued interest receivable                            185,123         572,337
    Decrease in accrued interest payable                              (230,422)       (368,110)
    Amortization of ESOP unearned compensation                         395,214         315,815
    Amortization of RSP unearned compensation                          189,377         189,377
    Other, net                                                        (489,089)       (375,132)
                                                                  ------------    ------------

      Net cash provided by operating activities                      2,316,147       3,550,495
                                                                  ------------    ------------

INVESTING ACTIVITIES
  Investment and mortgage-backed securities available for sale:
     Proceeds from sales                                            32,113,840       7,210,238
     Proceeds from maturities and principal repayments              31,102,022      34,665,508
     Purchases                                                     (79,641,395)    (61,033,913)
  Investment and mortgage-backed securities held to maturity:
     Proceeds from sales                                             2,164,467               -
     Proceeds from maturities and principal repayments              16,861,120      44,344,468
     Purchases                                                               -     (25,366,693)
  Investment in Beaver Village Apartments                           (1,450,464)              -
  Decrease in loans receivable, net                                  2,497,145       5,067,794
  Proceeds from sale of repossessed assets                             268,380         375,852
  Purchase of premises and equipment                                   (88,641)       (108,491)
  Purchase of Federal Home Loan Bank Stock                            (117,100)       (188,600)
                                                                  ------------    ------------

    Net cash provided by (used for) investing activities             3,709,374       4,966,163
                                                                  ------------    ------------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                3,287,161        (635,461)
  Advances from Federal Home Loan Bank                               8,000,000       5,000,000
  Repayment of Advances from Federal Home Loan Bank                (12,750,000)     (8,127,800)
  Proceeds from stock option exercise                                        -         238,167
  Treasury stock purchased                                                   -      (2,437,240)
  Cash dividends paid                                               (1,742,012)       (886,195)
  Common stock acquired by RSP                                               -        (847,725)
                                                                  ------------    ------------

    Net cash used for financing activities                          (3,204,851)     (7,696,254)
                                                                  ------------    ------------

    Increase  in cash and cash equivalents                           2,820,670         820,404

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     7,548,795       8,221,969
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 10,369,465    $  9,042,373
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

         In December 2003, the Financial Accounting Standards Board ("FASB") revised FAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company's disclosure requirements. The Company has adopted the revised disclosure provisions.

         In March 2004, the Financial Accounting Standards Board ("FASB") reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company

Cash Flow Information

The Company has defined cash and cash equivalents as cash and amounts due from depository institutions and interest-bearing deposits with other institutions.

For the nine months ended September 30, 2004 and 2003, the Company made cash payments for interest of $6,019,000 and $7,051,000 respectively. The Company also made cash payments for income taxes of $628,000 and $308,000 respectively, during these same periods.


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

                                                          Three months ended          Nine months ended
                                                             September 30,               September 30,
                                                       -----------------------     -----------------------
                                                          2004          2003          2004          2003
                                                       ---------     ---------     ---------     ---------
Weighted average common stock outstanding              3,318,998     3,278,216     3,309,029     3,268,037

Average treasury stock                                  (616,358)     (602,017)     (616,358)     (570,244)
                                                       ---------     ---------     ---------     ---------

Weighted average common stock and common stock
equivalents used to calculate basic earnings per
share                                                  2,702,640     2,676,199     2,692,671     2,697,793

Additional common stock equivalents (stock options)
used to calculate diluted earnings per share             132,687        92,015       122,508        85,732
                                                       ---------     ---------     ---------     ---------

Weighted average common stock and common stock
equivalents used to calculate diluted earnings per
share                                                  2,835,327     2,768,214     2,815,179     2,783,525
                                                       =========     =========     =========     =========

NOTE 3 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company does not recognize certain stock-based employee compensation in the financial statements. The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

                                                Three months ended          Nine months ended
                                                   September 30,               September 30,
                                             -----------------------     -----------------------
                                                2004          2003          2004          2003
                                             ---------     ---------     ---------     ---------

Net income as reported                      $   650,832   $   587,397   $   2,206,362   $   1,905,126
Less pro forma expense related to options        20,321        36,814          60,965         110,487
                                            -----------   -----------   -------------   -------------
Pro forma net income                            630,511       550,583       2,145,397       1,794,639
                                            ===========   ===========   =============   =============

Basic net income per common share:
         As reported                        $      0.24   $      0.22   $        0.82   $        0.71
         Pro forma                                 0.23          0.21            0.80            0.67
Diluted net income per common share:
         As reported                        $      0.23   $      0.21   $        0.78   $        0.68
         Pro forma                                 0.22          0.20            0.76            0.64


NOTE 4 - NET PERIODIC BENEFIT COST - DEFINED BENEFIT PLANS

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 13 of the Company's Consolidated Financial Statements included in the 2003 Annual Report to Stockholders.

The following sets forth the components of net periodic benefit cost of the trusteed, non-contributory defined benefit pension plan for the three and nine months ended September 30, 2004.


Interim Net Periodic Pension Cost for the Three and Nine Months ended September 30, 2004

                                       Three Months ended    Nine Months ended
                                       September 30, 2004    September 30, 2004
                                       ------------------    ------------------

   Service Costs                             $70,409              $211,225

   Interest Cost                              98,048               294,144

   Expected Return on Plan Assets            (94,374)             (283,122)

   Amortization of Net Transition Asset       (5,204)              (15,611)

   Amortization of Net Loss                    8,258                24,772
                                             -------              --------

   Net Periodic Pension Cost                 $77,137              $231,408
                                             =======              ========

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $308,544 to its pension plan in 2004. As of September 30, 2004, total contributions of $345,445 have been made and there are no anticipated statutory funding requirements for the remainder of 2004.


NOTE 5 - PROPOSED MERGER WITH ESB FINANCIAL CORPORATION

On August 12, 2004, the Company signed a definitive merger agreement with ESB Financial Corporation ("ESB"). Under the terms of the agreement, upon consummation of the merger of PHSB into ESB, each outstanding share of PHSB common stock will be converted into the right to receive either $27.00 in cash or ESB common stock, at the election of the holder, subject to an overall requirement that 50% of the total outstanding PHSB common stock be exchanged for stock. The total value of the acquisition is approximately $82.6 million and is conditioned upon the receipt of the necessary regulatory and shareholder approvals by both PHSB and ESB, and other customary conditions. The merger is anticipated to be consummated in the first quarter of 2005.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The Private Securities Reform Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, the costs associated with the proposed merger with ESB Financial Corporation ("ESB"), successful integration of the Company's operations into ESB in the event the merger is consummated, and general economic conditions.

Financial Condition

Total assets at September 30, 2004 of $337.5 million represented a decrease of $2.5 million or 0.7% from December 31, 2003. This decrease was primarily due to decrease in loans and securities of $3.6 million and $3.3 million, respectively. These decreases were partially offset by increases in cash and cash equivalents and other assets of $2.8 million and $1.9 million, respectively.

At September 30, 2004, investment securities (available for sale and held to maturity) decreased $12.6 million to $24.1 million at September 30, 2004 from $36.7 million at December 31, 2003. Mortgage-backed securities (available for sale and held to maturity) increased $9.3 million to $141.0 million from $131.7 million at December 31, 2003. The total decrease of $3.3 million to the investment and mortgage-backed securities portfolios (available for sale and held to maturity) was the result of sales of $34.3 million, maturities of $20.6 million, and principal repayments of $27.4 million, partially offset by purchases of $79.6 million.

Loans receivable, net at September 30, 2004 of $150.0 million represented a decrease of $3.6 million from $153.6 million at December 31, 2003. The decrease in the loan portfolio was primarily attributable to a decrease in automobile loans of $7.8 million partially offset by an increase in tax exempt loans of $3.3 million. The decrease in automobile loans was due to weaker loan demand as a result of several manufacturers offering discounted financing.

Other assets increased $1.9 million to $2.9 million at September 30, 2004 from $1.0 million at December 31, 2003. This increase was primarily due to the Bank's investment in Beaver Village Apartments Limited Partnership. Beaver Village Apartments are low income housing units for senior citizens located in Beaver, Pennsylvania. The Bank anticipates to receive tax credits over a ten year period beginning in 2004 for its investment in this limited partnership.

Total deposits after interest credited at September 30, 2004 were $234.8 million, an increase of $3.3 million or 1.4% from $231.5 million at December 31, 2003.

Advances from the Federal Home Loan Bank of Pittsburgh decreased $4.8 million to $54.1 million at September 30, 2004 from $58.9 million at December 31, 2003.

Stockholders' equity decreased $0.3 million for the nine month period ended September 30, 2004. This decrease was due to a decrease in accumulated other comprehensive income of $1.4 million and cash dividends paid of $1.7 million. These decreases to stockholders' equity were partially offset by net income of $2.2 million along with decreases in unallocated ESOP and RSP shares of $190,000 and $189,000, respectively.

Results of Operations


Comparison of Operating Results for the Three Months Ended September 30, 2004 and September 30, 2003.

General.
Net income for the three months ended September 30, 2004 increased by $64,000 to $651,000, from $587,000 for the three months ended September 30, 2003. This increase was primarily due to an increase in net interest income of $105,000 along with decreases in provisions for loan losses and income taxes of $40,000 and $10,000, respectively. These increases to net income were partially offset by an increase in non-interest expense of $93,000.

Net Interest Income.
Reported net interest income increased $105,000 or 5.2% for the three months ended September 30, 2004. Net interest income on a tax equivalent basis increased by $76,000 or 3.5% in a period when both average interest-earning assets and average interest-bearing liabilities increased (increased $3.5 million, or 1.1%, and $6.4 million, or 2.2%, respectively). The Company's net interest rate spread on a tax equivalent basis increased 13 basis points to 2.41% for the three months ended September 30, 2004 as compared to the third quarter of 2003. The tax equivalent basis is calculated utilizing the statutory rate of 34%.

Interest Income.
Reported interest income decreased $65,000 to $4.0 million for the three month period ended September 30, 2004, from $4.1 million for the third quarter of 2003. Interest income on a tax equivalent basis totaled $4.1 million for the three months ended September 30, 2004, a decrease of $94,000, or 2.2%, from $4.2 million for the three months ended September 30, 2003. This decrease was primarily due to a 17 basis point decrease in the yield earned partially offset by an increase in the Company's average balance of interest-earning assets of $3.5 million, or 1.1%, for the three months ended September 30, 2004. Interest earned on loans decreased $262,000, or 9.8%, in 2004. This decrease was due to a $10.5 million, or 6.6%, decrease in the average balance of loans along with a 23 basis point decrease in the yield earned. Interest earned on interest-bearing deposits and investment and mortgage-backed securities (including securities available for sale) increased $168,000, or 10.7%, in 2004. This increase was due to an increase in the average balance of securities of $14.0 million along with an 8 basis point increase in the yield earned.

Interest Expense.
Interest expense decreased $171,000 to $1.9 million for the three months ended September 30, 2004. The decrease in interest expense was due to a 30 basis point decrease in the average cost of interest-bearing liabilities to 2.62% partially offset by a $6.4 million, or 2.3%, increase in the average balance of interest-bearing liabilities. The $6.4 million, or 2.3% increase in the average balance of interest-bearing liabilities was the result of an increase in average deposits of $9.1 million, or 4.0%, partially offset by a decrease in average borrowings of $2.7 million, or 4.8%.

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

The provision for loan losses decreased by $40,000 to $90,000 for the three months ended September 30, 2004, from $130,000 for the three months ended September 30, 2003. Decreases in loans along with a decrease in non-performing assets precipitated the decrease in the provision for loan losses. See "Risk Elements."

Noninterest Income.
Total noninterest income was $753,000 for both of the three months ended September 30, 2004 and 2003. An increase in gains on sales of investment securities of $25,000 from $468,000 for the three months ended September 30, 2003 to $493,000 for the three months ended September 30, 2004 was offset by decreases in rental and other income. The $25,000 increase in security gains resulted from management reacting to the opportunities available to sell securities without significantly impacting the overall effective yield of the investment portfolio. Management continues to closely monitor the investment portfolio for other similar opportunities which may become available.

Noninterest Expense.
Noninterest expense increased $93,000 to $1,910,000 for the three months ended September 30, 2004, from $1,817,000 for the three months ended September 30, 2003. This increase was primarily due to the merger related expenses and is expected to continue to increase until the consummation of the proposed merger with ESB.


Comparison of Operating Results for the Nine Months Ended September 30, 2004 and September 30, 2003.

General.
Net income for the nine months ended September 30, 2004 increased by $301,000 to $2.2 million, from $1.9 million for the nine months ended September 30, 2003.
This increase was primarily due to an increase in non-interest income of $720,000 along with a decrease in provisions for loan losses of $200,000. These increases to net income were partially offset by a decrease in net interest income of $230,000 along with increases in non-interest expense and income tax provisions of $141,000 and $248,000, respectively.

Net Interest Income.
Reported net interest income decreased $230,000 or 3.5% for the nine months ended September 30, 2004. Net interest income on a tax equivalent basis decreased by $456,000 or 6.2% in a period when both average interest-earning assets and average interest-bearing liabilities increased, increased $0.5 million or 0.2% and $2.8 million, or 1.0%, respectively. The Company's net interest rate spread on a tax equivalent basis decreased 11 basis points to 2.43% for the nine months ended September 30, 2004 as compared to the first nine months of 2003. The tax equivalent basis is calculated utilizing the statutory rate of 34%.

Interest Income.
Reported interest income decreased $1.1 million to $12.2 million for the nine month period ended September 30, 2004, from $13.3 million for the nine month period ended September 30, 2003. Interest income on a tax equivalent basis totaled $12.6 million for the nine months ended September 30, 2004, a decrease of $1.4 million, or 9.6%, from $14.0 million for the nine months ended September 30, 2003. This decrease was primarily due to a 56 basis point decrease in the yield earned partially offset by an increase in the Company's average balance of interest-earning assets of $0.5 million, or 0.2%, for the nine months ended September 30, 2004. Interest earned on loans decreased $1.4 million, or 15.8%, in 2004. This decrease was due to a $14.9 million, or 9.0%, decrease in the average balance of loans along with a 52 basis point decrease in the yield earned. Interest earned on interest-bearing deposits and investment and mortgage-backed securities (including securities available for sale) increased $24,000, or 0.5%, in 2004. This increase was due to an increase in the average balance of securities of $15.3 million partially offset by a 35 basis point decrease in the yield earned.

Interest Expense.
Interest expense decreased $895,000 to $5.8 million for the nine months ended September 30, 2004. The decrease in interest expense was due to a 44 basis point decrease in the average cost of interest-bearing liabilities to 2.65% partially offset by a $2.8 million, or 1.0%, increase in the average balance of interest-bearing liabilities. The $2.8 million, or 1.0% increase in the average balance of interest-bearing liabilities was the result of an increase in average deposits of $3.2 million, or 1.4% partially offset by a decrease in average borrowings of $0.3 million, or 0.5%.

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

The provision for loan losses decreased by $200,000 to $300,000 for the nine months ended September 30, 2004, from $500,000 for the nine months ended September 30, 2003. Decreases in loans along with a decrease in non-performing assets precipitated the decrease in the provision for loan losses. See "Risk Elements."

Noninterest Income.
Total noninterest income increased $720,000 to $2.5 million for the nine months ended September 30, 2004, from $1.8 million for the nine months ended September 30, 2003. This increase was primarily due to an increase in gains on sales of investment securities of $761,000 from $1,011,000 for the nine months ended September 30, 2003 to $1,772,000 for the nine months ended September 30, 2004. The $761,000 increase in security gains resulted from management reacting to the opportunities available to sell securities without significantly impacting the overall effective yield of the investment portfolio. Management continues to closely monitor the investment portfolio for other similar opportunities which may become available.

Noninterest Expense.
Noninterest expense increased $141,000 to $5.6 million for the nine months ended September 30, 2004, from $5.5 million for the nine months ended September 30, 2003. This increase was due to an increase in compensation and employee benefits of $100,000 along with merger related expenses which are expected to continue to increase until the consummation of the proposed merger with ESB. The increase in compensation and employee benefits was primarily due to an increase in expense related to the Employee Stock Ownership Plan (ESOP). The ESOP expense is calculated using the average market value of the Company's stock.

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

The Company's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements

The Company has other sources of liquidity if a need for additional funds arises, such as FHLB of Pittsburgh advances. At September 30, 2004, the Bank had borrowed $54.1 million of its $170.7 million maximum borrowing capacity and had a remaining borrowing capacity of approximately $116.6 million. Additional sources of liquidity can be found in the Company's balance sheet, such as investment securities and unencumbered mortgage-backed securities that are readily marketable. Management believes that the Company has adequate resources to fund all of its commitments.

Regulatory Capital Requirements

At September 30, 2004, the Bank's Tier I risk-based and total risk-based capital ratios were 23.2% and 24.1%, respectively. Current regulations require Tier I risk-based capital of 6% and total risk-based capital of 10% of risk-based assets to be considered well capitalized. The Bank's leverage ratio was 11.6% at September 30, 2004. Current regulations require a leverage ratio of 5% to be considered well capitalized.

Risk Elements

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at September 30, 2004 and December 31, 2003. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

The allowance for loan losses was 367.45% of total non-performing assets at September 30, 2004 and 377.7% at December 31, 2003.

                                                September 30,       December 31,
                                                   2004                 2003
                                                   ----                 ----
                                                    (Dollars in Thousands)

    Loans on nonaccrual basis                        $356                 $374
    Loans past due 90 days or more                     63                   27
                                                     ----                 ----
    Total non-performing loans                        419                  401
                                                     ----                 ----
    Real estate owned                                   0                   34
                                                     ----                 ----
    Total non-performing assets                      $419                 $435
                                                     ====                 ====

    Total non-performing loans to
      total loans                                    0.28%                0.26%
                                                     ====                 ====
    Total non-performing loans to
      total assets                                   0.12%                0.12%
                                                     ====                 ====
    Total non-performing assets to
      total assets                                   0.12%                0.13%
                                                     ====                 ====

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
-------  ---------------------------------------------------------

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

From analysis and discussion of the aforementioned reports as of September 30, 2004, management has assessed that the Bank's level of interest rate risk is appropriate for current market conditions. The percentage change in market value of the portfolio equity as of September 30, 2004 for an upward and downward shift of 200 basis points are (23.44%) and 17.07%, respectively. Net interest income decreased by $191,000 or 2.13% for a downward shift in rates of 200 basis points and decreased by $342,000 or 3.80%, for an upward shift of 200 basis points. Excess Net Interest Rate Risk was within those limits outlined in the Bank's Asset/Liability Management and Interest Rate Risk Policy. The Bank's calculated (total) risk-based capital before the interest rate risk impact was
24.1 % and 18.3% after the interest rate risk impact. Results fall within policy limits for all applicable tests.

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

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.


                      ISSUER PURCHASES OF EQUITY SECURITIES

    ---------------------------------------------------------------------------------------------------------
                      (a) Total                      (c) Total Number of     (d) Maximum Number (or
                      Number of      (b) Average     Shares (or Units)       Approximate Dollar Value) of
                      Shares (or     Price Paid      Purchased  as Part of   Shares (or Units) that May Yet
                        Units)       per Share       Publicly Announced      Be Purchased Under the Plans
     Period           Purchased      (or Unit)       Plans or Programs       or Programs (1)
    ---------------------------------------------------------------------------------------------------------
        July
     1-31, 2004           0               N/A                  0                            40,222
    ---------------------------------------------------------------------------------------------------------
       August
     1-31, 2004           0               N/A                  0                            40,222
    ---------------------------------------------------------------------------------------------------------
      September
     1-30, 2004           0               N/A                  0                            40,222
    ---------------------------------------------------------------------------------------------------------
        Total             0               N/A                  0                            40,222
    ---------------------------------------------------------------------------------------------------------

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

(b) Reports on Form 8-K.


     On August 12, 2004, PHSB Financial Corporation filed a form 8-K to report under "Item 5. Other Events" that PHSB Financial Corporation issued a joint press release with ESB Financial Corporation announcing the proposed merger.

     On October 15, 2004, PHSB Financial Corporation filed a form 8-K to report under "Item 2.02. Results of Operations and Financial Condition" that PHSB Financial Corporation issued a press release to report earnings for the quarter ended September 30,2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 4, 2004





PHSB Financial Corporation
--------------------------
(Registrant)




By: /s/James P. Wetzel, Jr.
    -------------------------------------
    James P. Wetzel, Jr.
    President and Chief Executive Officer






By: /s/Richard E. Canonge
    -------------------------------------
    Richard E. Canonge
    Chief Financial Officer and Treasurer